Form 10-K405
period 1999-12-31
EAST COAST POWER LLC
filed 2000-03-30
CIK 1089472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE         SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                      COMMISSION FILE NUMBER

                            EAST COAST POWER L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      52-2143667
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                   711 LOUISIANA STREET, HOUSTON, TEXAS 77002

              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 345-9722

          SECURITIES REGISTERED PURSUANT TO SECTION 15(d) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                       ON WHICH REGISTERED
                    -------------------                      ---------------------
       6.737% Series B Senior Secured Notes due 2008                 None
       7.066% Series B Senior Secured Notes due 2012                 None
       7.536% Series B Senior Secured Notes due 2017                 None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No [X].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting equity held by non-affiliates of registrant is not ascertainable, as there is no established public trading market for the registrant's voting equity.

                               TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   26
Item 3.    Legal Proceedings...........................................   27
Item 4.    Submission of Matters to a Vote of Security Holders.........   28

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   29
Item 6.    Selected Financial Data.....................................   30
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation....................................   35
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   50
Item 8.    Financial Statements and Supplementary Data.................   51

                                  PART III
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   98
Item 10.   Directors and Executive Officers of the Registrant..........   99
Item 11.   Executive Compensation......................................  100
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................  101
Item 13.   Certain Relationships and Related Transactions..............  102

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................  103

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Annual Report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside of our control. We use words like "anticipate," "estimate," "project," "plan," "expect" and similar expressions to help identify forward-looking statements in this Annual Report. For factors that could affect the validity of our forward-looking statements, you should read Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." In light of that information and other risks, uncertainties and assumptions, the actual events or results may be very different from those expressed or implied in the forward-looking statements in this Annual Report or may not occur.

ITEM 1. BUSINESS

     East Coast Power L.L.C. (the "Company") is a Delaware limited liability company owned by affiliates of Enron Corp., the California Public Employees' Retirement System, El Paso Energy Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. In February 1999 the Company acquired indirect equity interests in three combined-cycle natural gas cogeneration plants located in Linden, Camden and Bayonne, New Jersey. The following information summarizes certain important information with respect to our facilities:

                                   LINDEN VENTURE               CAMDEN VENTURE               BAYONNE VENTURE
                             ---------------------------  ---------------------------  ---------------------------
Location...................  Linden, NJ                   Camden, NJ                   Bayonne, NJ
Equipment Type.............  5 GE Frame 7EA gas turbines  1 GE Frame 7EA gas turbine   3 GE Frame 6B gas turbines
                             3 GE condensing steam        1 GE condensing steam        1 GE SAEC steam turbine
                             turbines                     turbine
Nameplate Electric           715 MW                       146 MW                       176 MW
  Capacity.................
Power Purchase
  Agreement/Expiration.....  Con Ed/2017                  PSE&G/2013                   JCP&L (75.8%)/2008
                                                                                       PSE&G (24.2%)/2008
Commercial Operations......  May 1992                     March 1993                   October 1988
Average Heat Rate
  (1999)(1)................  9,777 Btu/KWh                8,713 Btu/KWh                9,255 Btu/KWh
Historical Average
  Availability
  (1994-1999)..............  94%                          95%                          96%
Facility Dispatch..........  Dispatchable (restricted)    Base load                    Base load
Facility Design Maximum
  Steam Output Capacity....  1,250,000 lbs/hr             92,000 lbs/hr                225,000 lbs/hr
Facility Design Steam Sales
  Capacity.................  1,000,000 lbs/hr             60,000 lbs/hr                125,000 lbs/hr
Steam Sales/Expiration.....  Bayway Refining              Camden Paperboard/2013       IMTT-Bayonne/Year-to-Year
                             Company/2017                                              IMTT-BX/Year-to-Year
                             Infineum USA L.P./2017
Facility Operator..........  GE                           GE                           GE
Fuel Type..................  Natural Gas, Butane          Natural Gas, Kerosene,       Natural Gas, Kerosene,
                                                          Jet-A or L.S. Diesel         Jet-A or L.S. Diesel
Approximate Daily Average
  Fuel Requirements........  110,000 MMBtu                30,000 MMBtu                 36,000 MMBtu
Fuel Supply................  Spot(2)                      Spot(2)                      PSE&G -- CIG Tariff
Gas Transportation/
  Expiration...............  PSE&G and Elizabethtown/     PSE&G/2013                   PSE&G -- CIG Tariff/5 days'
                             2017                                                      termination

---------------

(1) Without credit for steam production.

(2) The fuel supply for the Linden and Camden facilities is provided under short-term firm gas supply contracts. The contract price is based on spot gas prices plus a reservation charge.

THE LINDEN FACILITY

     Linden Facility Description. The Linden facility is a 715 MW gas-fired, combined-cycle cogeneration dispatchable facility located in Linden, New Jersey, on the site of Bayway Refining Company, adjacent to a chemical plant complex and technology center owned by Infineum USA L.P. The Linden facility began commercial operations in May 1992.

     During the last five full calendar years, the Linden facility had an average availability factor of 94%. This facility sells its electric capacity and energy (up to 645 MW) to The Consolidated Edison Company of New York, Inc. ("Con Ed") under a power purchase agreement which expires in 2017. The Linden facility provides steam to Bayway Refining Company, a subsidiary of Tosco Corporation, and to Infineum USA L.P., a joint venture among Exxon Chemical Corporation, The Shell Petroleum Company Limited and Shell Chemical Company, under agreements which expire in 2017. We have operating and maintenance responsibility for the Linden facility, but we have contracted with General Electric Company to provide the day-to-day operation and maintenance of the plant.

     The Linden facility is comprised of five GE Frame 7EA gas turbine generators and three GE condensing steam turbine generators. Natural gas is burned directly in the gas turbine generators to produce electricity and high temperature exhaust gases. The exhaust gases from the gas turbines are channeled into five Nooter Eriksen heat recovery steam generators to produce high pressure steam for the steam turbine generators. The steam turbine generators produce additional electricity and process steam which is sold to Bayway Refining and Infineum. The steam turbines, in turn, exhaust into a multi-cell air cooled condenser to return condensate to the plant's water cycle. The condensate produced by the air cooled condenser reduces the plant's water consumption by approximately 66%. Condensate from process steam sold to Bayway Refining and Infineum is not returned to the cycle. All raw makeup water is purchased from Elizabethtown Water Company.

     The Linden facility has been designed to operate 24 hours per day, 365 days per year, for a total of 8,760 hours per year, at 93% availability, with design net delivered capacity of 645 MW and export steam generation volume of 1,000,000 pounds per hour.

     The 13.8 KV electrical power produced by the generators is stepped up to 345 KV. The SF6 gas insulated switch gear then delivers the electricity to an underground, parallel connected pair of oil-filled cables, which provide the outgoing power connection directly to Con Ed, allowing the plant to be treated as an "in-city" facility. The Linden facility's qualification as an "in-city" facility is significant because, under current regulations, 80% of the power used in New York City must be generated by "in-city" generators. This electric interconnection terminates with Con Ed's Goethals Station on Staten Island, New York. The total interconnection distance to Con Ed is approximately 1.6 miles. Each cable has potential transmission capacity of 650 MW.

     The Linden facility has been designed, and is being maintained and operated, to meet the strict environmental standards of the State of New Jersey. The Linden facility uses best available control technology to reduce gas turbine, water and noise emissions to the levels required and permitted by federal and state regulators. Nitrogen oxide ("NOx") emissions levels are controlled through steam injection into the turbine combustion chambers and by selective catalytic reduction in the heat recovery steam generators. Carbon monoxide ("CO") emissions are controlled by the design of the combustion turbines.

     Linden Power Purchase Agreement. Cogen Technologies Linden Venture, L.P. ("Linden Venture"), the owner and operator of the Linden facility, sells all the electricity up to the power production capacity produced by the Linden facility, net of auxiliary plant loads and deliveries of electricity to steam customers, to Con Ed pursuant to a power purchase agreement (the "Linden PPA"). Certain provisions of the Linden PPA are summarized below.

     Term: Base term of 25 years from May 1, 1992, the date of initial commercial operations.

     Regulatory Approval: Approval by the Public Service Commission of New York (the "NYPSC") allowing Con Ed full recovery of all payments for the purchase of electricity under the Linden PPA through its fuel adjustment clause was received in 1991.

     Pricing: Base term pricing is determined by the following components:

        Capacity: Con Ed is required to pay a fixed capacity rate of 1.8553c per KWh delivered or available, subject to a cap of 85% of the Linden facility's dependable maximum net capability. The dependable maximum net capability is determined by an annual capability test but may not exceed an agreed maximum of 645MW. Kilowatt-hours delivered or available in excess of the 85% cap during the 12 months preceding any off-peak months can be credited to an off-peak month to the extent the total payments for that month do not exceed the 85% cap. Linden Venture receives a credit of 240,000 KWh in any month that Con Ed curtails deliveries, but curtailment requests occurring in a peak period cannot be credited to an off-peak period.

        Fuel: Con Ed is required to pay actual fuel costs, including steam commodity, transportation and storage costs attributable to electricity actually delivered, subject to an annual cap of 2.634c per KWh delivered, adjusted for changes in Con Ed's annual weighted average cost of gas since 1989 (3.061c for December 1999). Linden Venture is entitled to keep 50% of the amount by which actual fuel costs are less than the annual cap. Actual fuel costs above the annual cap are absorbed 100% by Linden Venture. In addition, Con Ed is required to pay the full costs attributable to steam generated by an outside source and delivered to the Linden facility.

        Operating and Maintenance: Con Ed is required to pay an escalating operations and maintenance ("O&M") rate equal to 0.9c per KWh as of the inception of the Linden PPA, increasing by a local CPI inflation factor on a monthly basis (1.277c per KWh for December 1999). The O&M component is equal to this rate multiplied by KWhs delivered or available subject to a cap equal to 90% of the Linden facility's dependable maximum net capability. Kilowatt-hours delivered or available in excess of the 90% cap during the 12 months preceding any off-peak months can be credited to such month up to the 90% cap.

        Pricing during any renewal periods and during curtailment is determined by alternate mechanisms as set forth in the Linden PPA.

     Curtailment: Con Ed is permitted to reduce the dispatch of the plant by various amounts in certain periods. At any time during the term of the Linden PPA, upon four hours' notice, Con Ed may reduce actual deliveries to 82% of the dependable maximum net capability. Upon 12 hours' notice, Con Ed may reduce actual deliveries to 82% of the dependable maximum net capability less 150 MW for an eight hour period on weekday nights a maximum of 100 times a year. During the first 15 years of the Linden PPA, upon 24 hours' notice, Con Ed may reduce actual deliveries to 47% of the dependable maximum net capability on weekends and certain holidays. In the last 10 years of the Linden PPA, Con Ed has the right, upon 24 hours' notice, to reduce the dispatch of the plant to 47% of the dependable maximum net capability on a continuous basis, with limited rights to cycle the plants to higher loads. Con Ed's obligations to pay capacity and O&M charges are unaltered by curtailment.

     Voltage Support: The Linden facility must supply voltage support within a specified range, as requested by Con Ed, at the point of interconnection, to be measured at Con Ed's Goethals Station on Staten Island, New York.

     Qualifying Facility Status: During any period in which the Linden facility ceases, temporarily or permanently, to be a QF, the Linden PPA provides that Con Ed's rates will be reduced 10%. The FERC may, however, require a lower rate to be charged during such period. In addition, certain additional obligations, as set forth in the Linden PPA, are imposed on Linden Venture in the event of a loss of QF status.

     Breach of Contract: Among other events, failure by the Linden facility to use good faith efforts to resume deliveries after an outage of 120 days constitutes a breach. Failure to perform for reasons of force majeure is not deemed a breach.

     Force Majeure: Either party to the Linden PPA may suspend performance thereunder (except for any obligation to make payments) due to the occurrence of force majeure, provided that the non-performing party provides notice to the other party within 14 days of becoming aware of the force majeure event and endeavors to remedy its inability to perform.

     Linden Steam Sale Agreements. Steam produced by the Linden facility is sold to Infineum and Bayway Refining under two separate agreements. Infineum is a joint venture among Exxon Chemical Corporation, The Shell Petroleum Company Limited and Shell Chemical Company. Exxon Chemical Corporation is a division of Exxon Corporation, which has long term debt credit ratings from Moody's Investors Service and Standard & Poor's Ratings Services of Aaa and AAA, respectively. The Shell Petroleum Company Limited and Shell Chemical Company are members of the Royal Dutch/Shell Group, which has a long term debt credit rating from S&P of AAA. Bayway Refining is owned by Tosco Corporation, which has long term debt credit ratings from Moody's and S&P of Baa2 and BBB, respectively. The base term of both steam sale agreements expires in April 2017.

          Steam Sales from Infineum to Bayway Refining. Historically, under the Linden contractual steam arrangements, Bayway Refining has purchased all steam in excess of Infineum's takes. The Infineum steam sale agreement provides that Linden Venture's maximum delivery obligation is 181,000 lbs/hr for the months of October through and including May ("peak period") and 109,000 lbs/hr for the months of June through and including September ("off-peak period"). On a historical basis, Infineum has taken approximately 120,000 lbs/hr during the peak period, which it receives at no cost. During the first five months of 1999 Infineum exceeded the contractual maximum steam takes. For the remainder of 1999 Infineum took below the maximum which reflects their actual usage.

          If Infineum elects to take steam up to the maximum contract quantity during the peak and off-peak periods throughout the contract term, it is estimated that distributions to our company from Linden Venture could be reduced by approximately $1.3 million per year over the life of the contract. It is possible that this amount could increase if Infineum seeks to take quantities of steam in excess of the maximum contract quantity. The Infineum steam sale agreement requires Linden Venture to deliver quantities above the maximum contract quantities to the extent Linden Venture is able to do so, provided that Linden Venture is not materially adversely affected under the Linden PPA or Linden Venture's other agreements to sell steam to other steam users.

          Operating Standards for Qualifying Facilities. In order to be a qualifying cogeneration facility under the Public Utility Regulatory Policies Act of 1978, the Linden Facility must satisfy an operating standard and an efficiency standard relating to the production of thermal energy by the Linden facility. The operating standard requires that at least 5% of a facility's total energy output must be useful thermal energy used in an industrial or commercial process. If a facility achieves an operating standard of 15% or more, then in order to satisfy the efficiency standard, the useful power output of the facility plus one-half the useful thermal energy output must be no less than 42.5% of the total energy input of natural gas to the facility. If a facility achieves an operating standard that is below 15% (but above 5%), the facility must achieve an efficiency standard of at least 45%. The operating and efficiency standards are calculated for the first 12 months of a facility's operations and for each calendar year subsequent to the year in which the facility first produces electricity. The facility commenced operations in 1992. From 1994 through 1999, the Linden facility achieved an operating standard no lower than 28.6% and an efficiency standard no lower than 46.0% in any calendar year.

          In order to maintain its status as a qualifying facility, Linden Venture relies on the fact that the demand for steam by Bayway Refining and Infineum is significantly above the level required to achieve the minimum operating and efficiency standards. The Linden steam sale agreements do not have minimum steam purchase requirements that are tied to the Linden facility maintaining qualifying facility status.

     Linden Gas Service Agreement. Linden Venture is a party to a gas service agreement (the "Linden GSA") with Public Service Electric & Gas Company of New Jersey ("PSE&G") and Elizabethtown Gas Company (the "Suppliers"), providing for transportation and partial supply to be furnished jointly by PSE&G and Elizabethtown Gas Company. Certain provisions of the Linden GSA are summarized below.

     Term: Base term of 25 years. Sales service terminates after 15 years, unless extended by the Suppliers at the end of the 13th year, in which case such sales service continues for an additional 10 years. If no such election is made, the transportation resale service increases to the maximum quantity during the final 10 years of the base term to replace the terminated sales service.

     Quantities: The base amount of gas provided pursuant to resale service is 85,000 MMBtu/day. The resale amount may be increased or decreased, subject to a minimum quantity of gas of 73,000 MMBtu/day and a maximum quantity of 143,500 MMBtu/day, over the life of the Linden GSA. Gas delivered pursuant to sales service is subject to nomination by Linden Venture and can range from zero to 58,500 MMBtu/day. Sales service is fully interruptible, but resale service may be curtailed only to the minimum quantity. Delivery of butane may be used to satisfy the minimum quantity in periods of reduced resale service quantity. Butane storage and deliverability are sized to supply the minimum fuel requirements during gas supply interruption. During such interruptions, the plant can be operated on butane at an output level of only 300 MW due to butane deliverability restrictions. After the fifteenth year, the parties may negotiate to adjust the quantities of gas and butane to reflect changes in electricity purchases by Con Ed.

     Obligations: Resale service under the Linden GSA creates an obligation on Linden Venture to procure a sufficient supply of natural gas to deliver to the designated interstate pipeline receipt points. Linden Venture must contract for a year-round supply of natural gas of 85,000 MMBtu/day plus line loss and compressor fuel. Such supply must be firm from December through March and must be contractually committed for by the preceding June
     1. The Linden facility must purchase and make available to the Suppliers certain quantities of butane storage and butane product, which may be substituted by the Suppliers during curtailment on peak days during the period November through March. The Suppliers must obtain firm transportation capacity for a period of at least 15 years and obtain interruptible transportation as necessary.

     Services: Under resale service, Linden Venture purchases gas in the U.S. Gulf Coast production areas from which the Suppliers have pipeline transportation capacity. Linden Venture delivers to the pipeline receipt points of the Suppliers in the production area the base amount of 85,000 MMBtu/day, plus line loss and compressor fuel, and sells such amount to the Suppliers at those locations. Suppliers then resell these amounts, less line loss and compressor fuel, to Linden Venture at the Linden facility's interconnections with the Suppliers' facilities. Resale service volumes are at least the minimum quantity, plus line loss and compressor fuel. FERC Order 636, issued April 1992, prohibits new contracts for such resale transportation services. The Linden GSA is allowed under the grandfather provision of FERC Order 636, but it cannot be extended or renewed. Subject to nominations by Linden Venture, the Suppliers sell additional gas to Linden Venture from their system supply in an amount that can range from zero to 58,500 MMBtu/day. Butane also is purchased by Linden Venture from Bayway Refining for use as back-up fuel if the Suppliers fail to deliver natural gas.

     Pricing: Resale service pricing is based on the sum of three components:

        - a component based on the price paid by the Suppliers for natural gas sold to the Suppliers at their receipt points;

        - a component based on transportation costs; and

        - a component based on a specified service fee which can escalate.

          Sales service is priced separately for peak and off-peak service. Off-peak supply pricing is based on the sum of three components:

        - a component equal to the Suppliers' cost of gas;

        - a component based on a specified service fee which can escalate with the Suppliers' base rates; and

        - a component equal to 1.5% of the Suppliers' cost of gas.

          Peak sales service during the months of December through March above a specified level includes a price component based on storage costs.

        Force Majeure: The Linden GSA may be terminated by the Suppliers for lack of performance by Linden Venture due to the occurrence of force majeure if the inability to perform extends for 18 months. This period of time can be extended if certain fees are paid to the Suppliers by Linden Venture. The Linden GSA may be terminated by Linden Venture if the Suppliers experience a force majeure event that extends for six months.

     Linden Operation and Maintenance Agreement. General Electric operates and maintains the Linden facility pursuant to an operations and maintenance agreement with a 12 year term which began in 1997. Linden Venture has the right to terminate the agreement upon 180 days' notice and the payment of specified amounts at the end of each of the fourth and seventh years and upon 180 days' notice at the end of the tenth year.

     Linden Site Lease. Linden Venture leases the site for the Linden facility from Bayway Refining. The term of the Linden site lease is 25 years from the date of initial commercial operations of the Linden facility of May 1992. Bayway Refining is entitled to terminate the Linden site lease in the event Linden Venture defaults under the Bayway Refining steam sale agreement (subject to various protections in favor of Linden Venture). The Linden site lease provides Linden Venture with both a leasehold estate in the Linden site and non-exclusive easements over other portions of Bayway Refining's property for various interconnections to the Linden facility.

     Project Development. On February 14, 2000, the Company entered into an Energy Services Agreement (the "ESA") with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which the Company agreed to procure construction of a 172-megawatt cogeneration facility (the "New Facility") to be located on part of the Linden facility's site. In connection with the ESA, the Company and Bayway Refining also entered into a ground lease to provide a site for interconnection of the New Facility and three additional ground leases providing sites for future capital improvement projects. The ESA also contemplates amending the steam sale agreement between Bayway, a Tosco subsidiary, and Linden Venture to increase the minimum amounts of steam that Bayway is required to take under the agreement.

     Upon the receipt of consents from Linden Venture's lenders and partners and the lenders to Cogen Technologies Linden, Ltd., Linden Venture's general partner. Upon receipt of such consents, the Company intends to assign the ESA and the ground leases to Linden Venture. The Company anticipates that the New Facility, which is expected to be operational during the last quarter of 2001, will require capital expenditures of approximately $107 million. The Company is currently evaluating its alternatives for financing the construction of the New Facility, but such financing may entail a recapitalization of Linden Venture.

     Either party may terminate the ESA without cause within 65 days of execution of the Agreement. In the event that the Company terminates the ESA after such 65 day period, the Company will be required to pay Tosco Refining a termination payment of $13,140,000. The ESA also provides for reimbursement of certain of the Company's expenditures incurred in connection with the ESA over such 65-day period, provided certain conditions are met.

THE CAMDEN FACILITY

     Camden Facility Description. The Camden facility is a 146 MW gas-fired, combined-cycle cogeneration facility located in Camden, New Jersey. The Camden facility began commercial operations in March 1993.

     During the last five full calendar years, the Camden facility had an average availability factor of 95%. This facility sells its electric capacity and energy to PSE&G under a power purchase agreement which expires in 2013. The Camden facility sells steam to Camden Paperboard Company under an agreement which expires in 2013. We have operating and maintenance responsibility for the Camden facility, but we have contracted with General Electric Company to provide the day-to-day operation and maintenance of the plant.

     The Camden facility is comprised of one GE Frame 7EA gas turbine generator and one GE extraction condensing steam turbine generator. Natural gas is burned directly in a combustion turbine generator to produce electricity and high temperature exhaust gases. These exhaust gases are channeled to a Deltak heat recovery steam generator to produce high pressure steam for a steam turbine driven electric generator, providing additional electricity as well as quality process steam for sale to Camden Paperboard Company. See "-- Camden Steam Sale Agreement." The steam turbine exhausts into a water cooled surface condenser to return condensate to the Camden facility's water cycle. All raw makeup water is purchased from the City of Camden and treated for use by the plant's state-of-the-art demineralizer system. The Camden facility design has been optimized based on thermal cycle power output of 143 MW net and average export steam generation volume of approximately 35,000 lbs/hour.

     The 13.8 KV electrical power produced by the generators is stepped up to 230 KV and delivered to a gas insulated breaker and outdoor switchgear for distribution and transmission into the PSE&G electric grid. An underground dielectric fluid-cooled cable provides the outgoing power connection to PSE&G. This cable interconnects with the PSE&G Gloucester Sub-station in Gloucester, New Jersey, over an interconnection distance of approximately four miles.

     The Camden facility has been designed, and is being maintained and operated, to meet the strict environmental standards of the State of New Jersey. The Camden facility uses best available control technology to reduce gas turbine emissions to the level required and permitted by federal and state regulators. NOx and CO emissions levels are controlled through steam injection into the turbine combustion chamber and by the design of the combustion turbine. The Camden facility incorporates a selective catalytic reduction system to further reduce CO and NOx emissions.

     Camden Power Purchase Agreement. Camden Cogen L.P. ("Camden Venture"), the owner and operator of the Camden facility, sells the electrical capacity of the Camden facility to PSE&G pursuant to a power purchase agreement (the "Camden PPA") which also provides for the interconnection of the Camden facility with PSE&G's transmission system. Certain provisions of the Camden PPA are summarized below.

     Term: Base term through March 2013.

     Regulatory Approval: Approval by the New Jersey Board of Public Utilities (the "NJBPU") was received in June 1989.

     Pricing: Pricing is comprised of a capacity payment and an energy charge, which has three components, each as described below:

        Capacity: PSE&G is required to pay a monthly seasonal capacity payment for power delivered to PSE&G's receipt point. The payment is escalated at 5% per annum. The rate as of December 31, 1999 was $14.6576/KW/month. Payments during the summer peak months will not exceed the Camden Facility's current nominated capacity of 148.5 MW, and payments during the winter peak months will not exceed the Camden facility's current nominated capacity of 151.5 MW. Camden Venture has the right to adjust these seasonal capacity levels every three years, with a cumulative maximum of 10% of the initial nominated capacity of 135 MW during summer months and 145 MW during winter months. Adjustments to date have resulted in the cumulative summer maximum being achieved. In the event that any capacity in excess of the nominated capacity has been delivered in either the summer or winter peak months, PSE&G is entitled to a refund of a portion of the capacity charges to the extent it has paid for such excess capacity.

        Energy Fixed: PSE&G is required to pay a fixed energy component of 2.0c/KWh for power delivered to PSE&G's receipt point. The fixed energy component remains unchanged for 20 years.

        Energy Fuel: PSE&G is required to pay a fuel charge for power delivered to PSE&G's receipt point which escalates monthly based upon PSE&G's average cost of gas in the CIG tariff. The average cost of gas equals PSE&G's average gas commodity cost plus a transportation component equal to PSE&G's interstate pipeline usage charges and one-half of PSE&G's interstate pipeline reservation charges. For December 1999, the adjustable component was 1.915c/KWh.

        Energy Inflation: PSE&G is required to pay an inflation component for power delivered to PSE&G's receipt point which escalates annually based on a GNP index. This component closely tracks a portion of the Camden facility's pipeline charges and variable O&M costs, which tend to increase with inflation. For December 1999, the inflation component was 1.254c/KWh.

     Security: The tracking account under the Camden PPA tracks the difference between payments PSE&G has made to Camden Venture and projected payments based on the capacity and energy rates of the Pennsylvania-New Jersey-Maryland ("PJM") system. These projections are fixed and set out in the Camden PPA. The tracking account reached a maximum of $54 million during 1997 and will decline to zero by 2001. If a breach by PSE&G were to result in a termination of the Camden PPA, Camden Venture would be required to pay to PSE&G the amount, if any, by which the balance in the tracking account exceeds the damages found to be due to Camden Venture as a result of such breach. PSE&G has been granted a second lien on the Camden Facility to secure its rights with respect to the security provisions of the Camden PPA.

     Curtailment: PSE&G is obligated to accept all of the Camden facility's net electrical output, except in the following circumstances:

        - the Camden facility fails to comply with certain interconnection, protection and safety requirements and standards for customer-owned generating facilities;

        - such acceptance would jeopardize the integrity or transmission facilities of the PSE&G or PJM systems;

        - during system emergencies or planned maintenance of the transmission or interconnection facilities; or

        - during "light load" periods, if, due to operational circumstances, PSE&G would incur costs greater than those that it would have incurred if it had not made such purchases.

     PSE&G has never curtailed deliveries pursuant to these provisions other than for minimum generation emergencies which have occurred every year.

     Qualifying Facility Status: If sections 201 and 210 of the Public Utility Regulatory Policies Act of 1978 ("PURPA") are no longer in effect or the Camden facility ceases to qualify as a QF for reasons not within its control, including a reduction or cessation in thermal energy use, the Camden PPA will nevertheless continue in effect provided the following conditions are met:

        - the NJBPU does not bar PSE&G from passing the rates through to its customers;

        - federal, state or local laws are not violated; and

        - Camden Venture or its owners are not subject to unreasonably burdensome regulation under the Public Utility Holding Company Act of 1935 ("PUHCA").

     However, in such circumstances, Camden Venture must file the Camden PPA with the FERC, and the FERC might impose a lower rate. See
"Regulation -- Federal Energy Regulation." If one of the above events does occur, Camden Venture and PSE&G must negotiate in good faith for an arrangement with substantially similar economic benefits to each party as are provided under the Camden PPA. If one of the above PURPA events occurs, and the NJBPU denies rate pass-through of PSE&G's obligations under the Camden PPA, Camden Venture and PSE&G must negotiate in good faith to provide a rate with substantially similar economic benefits to each party, and which the NJBPU will permit PSE&G to recover from its ratepayers. Any such agreement would be subject to approval by the FERC. If the parties cannot reach such an agreement, either party may exercise any other right afforded it under the Camden PPA.

     Breach of Contract: Among other events, the failure by Camden Venture to perform its obligations under the Camden PPA constitutes a breach unless, within 30 days after notice from PSE&G, Camden Venture cures the breach or commences and diligently pursues a cure. For any reason other than force majeure or curtailment, failure to deliver electric power for 240 out of 365 days constitutes a breach. Such occurrences will be deemed events of default which, if not remedied in 30 days, may be submitted to a regulatory body with appropriate jurisdiction or arbitration for resolution.

     Force Majeure: Either party to the Camden PPA may suspend performance thereunder (except for any obligation to make payments for expenses already incurred) due to the occurrence of force majeure, provided that the non-performing party provides prompt notice to the other party of the force majeure event and expeditiously takes action to remedy the event excusing performance.

     Camden Steam Sale Agreement. Camden Venture sells steam to Camden Paperboard, a subsidiary of Caraustar Industries, Inc., which has long term debt credit ratings from Moody's and S&P of Baa1 and BBB, respectively. The agreement provides for a base period expiring in March 2013. Under the Camden steam sale agreement, Camden Venture must sell and deliver steam up to a maximum quantity of 50,000 lbs/hour. However, Camden Venture has agreed to take all reasonable steps to provide up to 60,000 lbs/hour if requested by Camden Paperboard. Camden Paperboard has agreed to accept and utilize a minimum quantity of steam sufficient to preserve the Camden facility's QF status under PURPA. Camden Paperboard's obligation is deemed satisfied if it purchases an amount averaging 23,000 lbs/hour from Camden Venture. Camden Paperboard's obligation to take the minimum steam required for the Camden facility to maintain QF status will be excused for a maximum of twelve months in the aggregate due to any of the following:

     - an event of force majeure;

     - a major plant overhaul;

     - retooling or equipment failure; or

     - reduced plant capacity at Camden Paperboard's facility due to economic conditions.

After such period, Camden Paperboard's obligation to take steam will be unaffected by such events or conditions. Camden Paperboard is required to return steam condensate in specified quantities and qualities. Steam is priced in two increments. Camden Paperboard receives the first 35,000 lbs/hour at no cost; thereafter, it pays one-half the avoided boiler fuel cost per 1,000 lbs/hour in excess of 35,000 lbs/hour on a monthly basis. The Camden steam sale agreement may not be assigned or transferred by either party without the prior written consent of the other party, provided that either party may assign it to an affiliate or a lender.

     Camden Gas Service Agreement. Camden Venture is party to a gas service agreement with PSE&G (the "Camden GSA"), certain provisions of which are summarized below.

        Term: Base term extends through May 2011.

        Quantities: PSE&G must provide the Camden facility with firm gas transportation (to burner tip) for up to 30,000 MMBtu/day and must provide interruptible gas transportation service to Camden during peak period curtailments if interstate pipeline capacity is available. Every three annual periods following the date of commercial operations, Camden Venture may adjust the daily quantity plus or minus 2,750 MMBtu/day from the original contract quantity of 27,500 MMBtu/day to reflect anticipated changes in the fuel requirements of the Camden Facility.

        Obligations: PSE&G must provide firm transportation for 30,000 MMBtu/day (plus shrinkage) on a continuous, year-round basis, subject to a maximum of 25 days of interruption per year on any day the U.S. Weather Bureau forecasts certain average temperatures at Newark International Airport in Newark, New Jersey. During such interruptions, the Camden facility can burn kerosene, Jet-A or L.S. Diesel, although interruptible gas service may be available via extended service or through other arrangements that Camden Venture may make for incremental gas supplies. PSE&G is required to obtain firm gas transportation for at least 15 years to provide the resale service. PSE&G is responsible for obtaining any additional regulatory approvals that may be required in the future.

        Camden Venture is obligated to deliver and sell the contract quantity of gas to PSE&G at the receipt points and to purchase such gas at the Camden facility upon delivery by PSE&G. Upon curtailment, the Camden facility may substitute alternative fuels and also may use up to 22,000 barrels of alternative fuels in lieu of the resale service for up to 25 days per year.

        Services: Gas purchased by Camden Venture is sold to PSE&G, with certain exceptions, at a price equal to Camden Venture's cost and is then delivered by PSE&G to the Camden Facility and resold to Camden Venture. FERC Order 636, issued April 1992, prohibits new contracts for such resale transportation services. The Camden GSA is allowed under the grandfather provision of FERC Order 636, but it cannot be extended or renewed.

        Pricing: Resale service pricing is based on three components:

           - the price per MMBtu at the receipt point;

           - PSE&G's average cost of interstate transportation per MMBtu; and

           - a service charge provided to PSE&G.

        Force Majeure: The Camden GSA may be terminated in certain circumstances by PSE&G for lack of performance by Camden Venture due to the occurrence of force majeure if the inability to perform extends for a period of 18 months. Camden Venture may terminate the Camden GSA if PSE&G experiences a force majeure event for a period of six months.

     Camden Operation and Maintenance Agreement. General Electric operates and maintains the Camden facility pursuant to an operations and maintenance agreement with a 12 year term which began in 1997. Camden Venture has the right to terminate the agreement upon 180 days' notice and the payment of specified amounts at the end of each of the fourth and seventh project years and upon 180 days' notice at the end of the tenth project year.

     Camden Site Arrangements. Camden Venture acquired the Camden site, which consists of two adjacent parcels, in January 1992 prior to the commencement of construction of the Camden facility.

THE BAYONNE FACILITY

     Bayonne Facility Description. The Bayonne facility is a 176 MW gas-fired, combined-cycle cogeneration facility located on the site of the IMTT facility in Bayonne, New Jersey. FERC has certified the Bayonne facility as a QF under PURPA. The Bayonne facility began commercial operations in October 1988.

     During the last five full calendar years, the Bayonne facility had an average availability factor of 96%. This facility sells approximately 76% of its electric capacity and energy (up to 125 MW) to Jersey Central Power & Light Company ("JCP&L") and approximately 24% (up to 40 MW) to PSE&G under separate power purchase agreements which expire in 2008. The Bayonne facility sells steam to IMTT-Bayonne and IMTT-BX under separate year-to-year agreements. We have operating and maintenance responsibility for the Bayonne facility, but we have contracted with General Electric Company to provide the day-to-day operation and maintenance of the plant.

     The Bayonne facility is comprised of three GE Frame 6B gas turbine generators and one GE Single Admission/Extraction Condensing steam turbine generator. Natural gas is burned directly in a combustion turbine generator to produce electricity and high temperature exhaust gases. The exhaust gases from the gas turbines are channeled into three Henry Vogt heat recovery steam generators to produce high pressure steam for a steam turbine driven electric generator, providing additional electricity as well as extracting quality process steam for sale to IMTT-Bayonne and IMTT-BX. The steam turbine exhausts into a water cooled surface condenser to return condensate to the Bayonne facility's water cycle. All raw makeup water is purchased from the City of Bayonne.

     The 13.8 KV electrical power produced by the generators is stepped up to 138 KV and delivered by SF6 switchgear to an underground cable which provides the outgoing power connection to PSE&G. This cable interconnects with PSE&G's Bayonne Substation in Bayonne, New Jersey, over an interconnection distance of approximately three miles.

     The Bayonne facility has been designed, and is being maintained and operated, to meet the strict environmental standards of the State of New Jersey. The Bayonne facility uses best available control technology to reduce gas turbine, water and noise emissions to the levels required and permitted by federal and state regulators. NOx emissions levels are controlled through water injection into the turbine combustion chambers and by selective catalytic reduction in the heat recovery steam generators. CO emissions are controlled by the design of the combustion turbines.

     The Bayonne facility has been designed based on a thermal cycle power output of 165 MW net and average export steam generation volume of 125,000 pounds per hour. Recent upgrades to the three gas turbine generators, which were completed in early 1998, increased the Bayonne facility's output by 6.7 MW.

     Transmission Interconnections. Cogen Technologies NJ Venture ("Bayonne Venture"), the owner and operator of the Bayonne facility, is party to a transmission service and interconnection agreement with PSE&G pursuant to which PSE&G agreed to design, construct, own and operate a 138 KV underground transmission cable circuit and associated terminal facilities to connect the Bayonne facility with PSE&G's Public Service System at PSE&G's Bayonne Switching Station. The electric power transmission facilities of PSE&G are interconnected with those of JCP&L, and both PSE&G and JCP&L are members of the PJM. The initial term of the agreement expires in 2008. A determination by the FERC that the Bayonne facility is no longer a qualifying facility is an event of termination under the transmission and interconnection agreement.

     Bayonne Power Purchase Agreements. Bayonne Venture sells 75.8% of the Bayonne facility's net electrical output (up to an average annual maximum of 125
MW) to JCP&L pursuant to a power purchase agreement (the "JCP&L PPA"). The remaining 24.2% of electrical output of the Bayonne facility (up to 40 MW) is sold to PSE&G pursuant to a power purchase agreement (the "PSE&G PPA"). Certain provisions of the JCP&L PPA and the PSE&G and PPA are summarized below.

     JCP&L PPA.

     Term: Base term expires in October 2008.

     Regulatory Approval: Approval by the NJBPU was received in December 1985. The first amendment to the JCP&L PPA was not submitted to the NJBPU for approval because the changes were non-substantive. NJBPU approval of the second amendment to the JCP&L PPA was received in December 1988.

     Pricing: Pricing is determined by the sum of the fixed, gas, gross national product and retail rate components (as explained below) and is adjusted annually (the "Applicable Rate"). The JCP&L PPA requires that JCP&L pay 120% of the Applicable Rate for all electricity delivered during on-peak periods and 88.9% of the Applicable Rate for all electricity delivered during off-peak periods. The peak period is 8:00 am to 8:00 pm, Monday through Friday, 52 weeks per year. The components are set forth below:

        Fixed: The fixed component is 2.80c/KWh for electricity delivered to receipt points, up to a maximum aggregate of 125 MW/hour on an average annual basis.

        Gas: The gas component is indexed against changes in JCP&L's weighted average cost of gas for the prior year. For December 1999, the gas component was 3.027c/KWh for power delivered to receipt points, up to a maximum aggregate of 125 MW/hour on an average annual basis.

        GNP Deflator: The general price change component reflects inflation adjustments. For December 1999, this component was approximately 0.973c/KWh for power delivered to receipt points, up to a maximum aggregate of 125 MW/hour on an average annual basis.

        Retail Rate: The local price change component reflects changes in JCP&L's retail rates. For December 1999, this component was approximately 0.792c/KWh, for power delivered to receipt points, up to a maximum aggregate of 125 MW/hour on an average annual basis.

     Qualifying Facility Status: The JCP&L PPA does not require the Bayonne facility to remain a qualifying facility. However, should the Bayonne facility lose its qualifying facility status, Bayonne Venture would be required to file the JCP&L PPA with the FERC, and the FERC might impose a lower rate.

     Curtailment: JCP&L may curtail purchases only in the event of force majeure and other excusable conditions, including emergencies involving the wheeling system and interruptions, curtailments and reductions required by prudent electrical practices. We do not anticipate that these limited curtailment provisions will have a material effect on Bayonne Venture's revenues under the JCP&L PPA. JCP&L has not curtailed power purchases to date.

     Breach of Contract: Among other events, failure of the Bayonne facility to deliver electricity for 365 consecutive days, for reasons other than force majeure, constitutes a breach.

     Force Majeure: Either party to the JCP&L PPA may suspend performance thereunder (except for any obligation arising prior to such event to make payments) due to the occurrence of force majeure, provided that the non-performing party provides prompt notice to the other party of the force majeure event and expeditiously takes action to continue performance, remedy the event excusing performance and mitigate resulting damages to the other party.

     PSE&G PPA.

     Term: Base term expires in November 2008.

     Regulatory Approval: NJBPU authorization was received in June 1989.

     Pricing: Pricing under the PSE&G PPA is comprised of a capacity payment and an energy charge which has three components, each as described below:

        Capacity: PSE&G is required to pay a monthly seasonal capacity payment for power delivered to PSE&G's receipt point. The payment is escalated at 4.9% per annum. As of December 31, 1999, the rate was $14.13/Kw/month. Payments during the summer peak months will not exceed PSE&G's proportion of the Bayonne facility's nominated capacity of 150 MW (i.e., 36 MW), and payments during the winter peak months will not exceed PSE&G's proportion of the Bayonne facility's nominated capacity of 179 MW (i.e., 43 MW). Bayonne Venture has the right to adjust these seasonal capacity levels every year, within a range of plus or minus 10% of the initial or renominated values.

        Energy Fixed: PSE&G is required to pay a fixed energy component of 2.0c/KWh for power delivered to PSE&G's receipt point. The fixed energy component remains unchanged during the base term of the PSE&G PPA.

        Energy Fuel: PSE&G is required to pay a fuel energy component for power delivered to PSE&G's receipt point which escalates monthly in accordance with PSE&G's Cogeneration Interruptible Gas Rate Schedule ("CIG") as approved by NJBPU. The CIG rate is based on PSE&G's average cost of gas and includes an additional component representing transportation through the local distribution system. For December 1999, the fuel energy component rate was 2.127c/KWh.

        Energy Inflation: PSE&G is required to pay an inflation component for power delivered to PSE&G's receipt point which escalates annually based on a GNP index. This component closely tracks a portion of the Bayonne facility pipeline charges and variable O&M costs, which tend to increase with inflation. For December 1999, the inflation component was 0.938c/KWh.

     Security: The tracking account under the PSE&G PPA tracks the difference between payments PSE&G has made to Bayonne Venture and estimated future capacity and energy rates of the PJM. These estimates are fixed and set out in the PSE&G PPA. The tracking account reached a maximum of $46 million during 1997 and will decline to zero by 2005. If a breach by PSE&G were to result in a termination of the PSE&G PPA, Bayonne Venture would be required to pay to PSE&G the amount, if any, by which the balance in the tracking account exceeds the damages found to be due to Bayonne Venture as a result of such breach. Bayonne Venture has provided a letter of credit to PSE&G for 10% of the tracking account ($4.4 million at December 31, 1999) to secure its contingent obligation with respect to the security provisions of the PSE&G PPA. If the tracking account has not been closed by the end of the base term, Bayonne Venture may either (i) pay any credit balance due to PSE&G or (ii) continue sales to PSE&G under terms that will reduce the balance to zero over a maximum period of five years.

     Curtailment: PSE&G may curtail purchases in the following circumstances:

        - the Bayonne facility fails to comply with certain interconnection, protection and safety requirements and standards for customer-owned generating facilities;

        - such acceptance would jeopardize the integrity or transmission facilities of the PSE&G or PJM systems;

        - during system emergencies or planned maintenance of the transmission or interconnection facilities; or

        - during "light load periods" if, due to operational circumstances, PSE&G would incur costs greater than those that it would have incurred if it had not made such purchases.

     As of the date of this report, PSE&G has curtailed the Bayonne facility only pursuant to the "light load" provisions and minimum generation system emergency.

     Qualifying Facility Status: If sections 201 and 210 of PURPA are no longer in effect or the Bayonne facility ceases to qualify as a QF for reasons not within its control, including a reduction or cessation in thermal energy use, the PSE&G PPA will nevertheless continue in effect, provided the following conditions are met:

        - the NJBPU does not bar PSE&G from passing the rates through to its customers;

        - federal, state or local laws are not violated; and

        - Bayonne Venture or its owners are not subject to unreasonably burdensome regulation under PUHCA.

     However, in such circumstances, Bayonne Venture must file the PSE&G PPA with the FERC, and the FERC might impose a lower rate. See
     "Regulation -- Federal Energy Regulation." If one of the above events does occur, Bayonne Venture and PSE&G must negotiate in good faith for an arrangement with substantially similar economic benefits to each party as are provided under the PSE&G PPA. If one of the above PURPA events occurs and the NJBPU denies rate pass-through of PSE&G's obligations under the PSE&G PPA, Bayonne Venture and PSE&G must negotiate in good faith to provide a rate with substantially similar economic benefits to each party, and which the NJBPU will permit PSE&G to recover from its ratepayers. Any such agreement would be subject to approval by the FERC. If the parties cannot reach such an agreement, either party may exercise any other right afforded it under the PSE&G PPA.

     Breach of Contract: Failure by Bayonne Venture to perform its obligations, including a failure by Bayonne Venture to deliver electric power to PSE&G for 240 out of 365 consecutive days for any reason other than force majeure or curtailment, constitutes a breach unless, within 30 days after notice of breach from PSE&G, Bayonne Venture cures the breach or commences and diligently pursues a cure.

     Force Majeure: Either party to the PSE&G PPA may suspend performance thereunder (except for any obligation to make payments for expenses already incurred) due to the occurrence of force majeure, provided that the non-performing party provides prompt notice to the other party of the force majeure event and expeditiously takes action to remedy the event excusing performance.

     Bayonne Steam Sale Agreements. Steam produced by the Bayonne facility is sold to IMTT-Bayonne and IMTT-BX under two separate agreements. IMTT-Bayonne and IMTT-BX are subsidiaries of Van Ommeren. The IMTT-Bayonne and IMTT-BX steam sale agreements are described below.

        IMTT-Bayonne. Pursuant to the IMTT-Bayonne steam sale agreement, IMTT-Bayonne agrees to purchase from Bayonne Venture all of the thermal energy requirements of its tank terminal facility, up to the deemed maximum steam production of 57,000 lbs/hour, according to a pricing formula based on IMTT-Bayonne's avoided cost of steam. The IMTT-Bayonne steam sale agreement also provides for the sale of electricity to IMTT-Bayonne at Bayonne Venture's option. Bayonne Venture has no current plans to offer IMTT-Bayonne electricity. The IMTT-Bayonne steam sale agreement provides for a base term of 10 years, which has expired, and for automatic renewals thereafter for each subsequent year, unless either party elects to terminate the agreement at the end of a renewal year upon 60 days' notice. The IMTT-Bayonne steam sale agreement is currently in full force and effect.

        IMTT-BX. Under the terms of the IMTT-BX steam sale agreement, IMTT-BX agrees to purchase from Bayonne Venture an average of 50,000 lbs/hour of steam on an annualized basis, at all times that Bayonne Venture has a minimum of 65,000 lbs/hour of deliverable steam. The pricing formula is based on IMTT-BX's avoided cost of steam. IMTT-BX has the right to reduce its required take of 50,000 lbs/hour to the extent that there are changes in its operations which result in lower annual steam requirements. The IMTT-BX steam sale agreement provides for an initial term of five years, which has expired, and for automatic renewals for each subsequent year, unless either party provides one year's written notice of its intent to terminate the agreement. The IMTT-BX steam sale agreement would then terminate one year after such notice or at an earlier date upon which the parties mutually agree.

     Bayonne Gas Supply Arrangement. Bayonne Venture is party to an agreement for gas service with PSE&G, which provides that PSE&G will supply gas to Bayonne Venture pursuant to the terms of the PSE&G CIG, as modified by the Bayonne gas service agreement. The Bayonne facility requires an average of approximately 36,000 MMBtu/day. Certain provisions of the agreement are summarized below.

     Term: Subject to termination upon five days' notice.

     Quantities: Bayonne Venture may purchase up to a maximum of 3,000 Mcf/hour and up to a maximum of 17,600,000 MMBtu/year.

     Obligations: The Bayonne facility must maintain QF status.

     Service: Interruptible service is provided by PSE&G under certain conditions that include PSE&G's continuing ability to provide the service and the Bayonne facility's continuing status as a QF. The Bayonne facility's supply is subject to 100% interruption during very low temperature days on eight hours' notice.

     In the event that PSE&G interrupts gas service, the Bayonne facility can utilize kerosene, which is stored at the site in a day tank with a capacity of 250,000 gallons. In addition, the Bayonne facility has approximately 60,000 barrels (equivalent to approximately 10 days' supply at full output) of storage under lease from

IMTT -- Bayonne adjacent to the site with direct pipeline transfer capability to the Bayonne facility's day tank. Additional fuel is stored routinely by fuel suppliers at the IMTT -- Bayonne terminal facility. Over the preceding four winters, the Bayonne facility's gas supply has been interrupted a total of ten days. During those periods of interruption, the plant continued to operate on kerosene.

     Pricing: Bayonne Venture is required to pay a monthly charge per MMBtu of gas equal to the sum of:

        - PSE&G's estimated average commodity cost of gas at the sources of the gas;

        - PSE&G's estimated interstate pipeline commodity charges;

        - 50% of PSE&G's estimated interstate pipeline demand charges; and

        - PSE&G's local distribution charge.

     The average price of gas under the PSE&G CIG in 1999 was $3.130 per MMBtu.

     Bayonne Operation and Maintenance Agreement. General Electric operates and maintains the Bayonne facility pursuant to an operations and maintenance agreement with a twelve year term that began in 1997. Bayonne Venture has a right to terminate the Bayonne agreement upon 180 days' notice and the payment of specified amounts at the end of each of the fourth and seventh project years and upon 180 days' notice at the end of the tenth project year.

     Bayonne Site Lease Agreement. Bayonne Venture leases the site for the Bayonne facility from IMTT-Bayonne and Bayonne Industries, Inc. The initial term of the Bayonne site lease is 20 years from May 22, 1986. After the expiration of the initial term, the Bayonne site lease will automatically renew for two succeeding terms, the first for two years and the second for 10 years, unless Bayonne Venture elects to terminate the lease upon nine months' notice. Base rent for the Bayonne facility is pre-paid for 20 years. The Bayonne site lease provides Bayonne Venture with both a leasehold estate in the Bayonne site and non-exclusive easements over other portions of Bayonne Industries' property for various interconnections to the Bayonne facility.

COMPETITION

     Our facilities sell power pursuant to long-term agreements with investor-owned utilities in New York and New Jersey. Because of the terms of the power purchase agreements for the facilities, our revenues are not significantly impacted by competition from other sources of generation. The power generation industry is rapidly evolving, however, and regulatory initiatives have been adopted at the federal level and in both New York and New Jersey aimed at increasing competition in the power generation business. As a result, it is likely that when the power purchase agreements expire over the period of 2008-2017, the facilities will be required to compete in a significantly different market in which operating efficiency and other economic factors will determine success. We are likely to face intense competition from generation companies throughout the region as well as from the wholesale power markets. See "Regulation -- Federal Energy Regulation" and "-- State Energy Regulation."

EMPLOYEES

     We have five officers who are responsible for the day-to-day management of our affairs. Our company has approximately 30 employees in total. Upon the request of our management, Enron may provide tax, human resource, legal, office space, cash management, information technology, payroll and employee benefit related services pursuant to our corporate services agreement with Enron. See "Our Management -- Corporate Services Agreement." Under the Linden, Camden and Bayonne O&M agreements, General Electric operates and maintains the facilities and manages all aspects of their operations.

INSURANCE

     We have a comprehensive insurance program underwritten by recognized insurance companies licensed to do business in the State of New Jersey, which has been reviewed by an independent insurance consultant. The insurance program includes:

     - commercial general public liability, automobile liability and excess liability insurance;

     - property insurance, including "all risks" property damage (including boiler and machinery); and

     - 12 month business interruption insurance.

Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

                                   REGULATION

     Our Company is subject to complex energy, environmental and other laws and regulations at the federal, state and local levels in connection with the ownership and operation of the facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership structure of a plant. State utility regulatory commissions may examine the prudence of the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers and approve the rates for sale of retail electric power. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant.

FEDERAL ENERGY REGULATION

Public Utility Regulatory Policies Act of 1978 and implementing regulations

     An electricity generating project must be a QF under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. PURPA exempts owners of all qualifying cogeneration facilities from PUHCA regulation based on the ownership and operation of a QF, and exempts most categories of QFs from most provisions of the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws concerning rate or financial regulation. We believe that each of the facilities currently meets the requirements under PURPA for QF status.

     PURPA provides two primary benefits to owners of QFs. First, QFs generally are relieved of compliance with extensive federal, state and local regulations that control the organizational and financial structure of an entity that owns or operates an electric generating plant and the prices and terms on which electricity may be sold by the plant to a wholesale purchaser. Secondly, FERC's regulations promulgated under PURPA require that electric utilities purchase needed electricity generated by QFs at a price based on the purchasing utility's "avoided cost" and that the utility sell back-up power to the QF on a non-discriminatory basis. The term "avoided cost" is defined as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from QFs, such utility would generate for itself or purchase from another source. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates that differ from the utility's avoided cost. Due to the decrease in energy prices in comparison to energy prices in the 1980s, when many PURPA avoided cost contracts were established, many existing QF contracts provide for avoided costs that are considerably higher than the cost of power available from other sources.

     The FERC and the federal appellate courts have rejected utility efforts to reduce the prices in QF contracts unilaterally, without the consent of the QF owner. In Freehold Cogeneration Associates, L.P. v. Board of Regulatory Commissioners of the State of New Jersey et. al., 44 F.3d 1179 (3d Cir. 1995), cert. denied, 516 U.S. 815 (1995), a ruling which the U.S. Supreme Court declined to review, the U.S. Court of Appeals for the Third Circuit held that a state regulatory commission is preempted by PURPA from lowering the rates for purchases from a QF in a contract that the state commission had previously approved. Similarly, in New York State Electric & Gas Corp., 71 FERC para. 61,027 (1995), order denying reconsideration, 72 FERC para. 61,067 (1995), dismissed, 117 F.3d 1473 (1997), the FERC rejected a request by a utility that the FERC hold that above-current market rates established in contracts between QFs and a utility violate PURPA. The FERC held that its regulations do not prohibit rates based on projected avoided costs where the rates subsequently differ from actual avoided costs at the time of delivery and stated that it would not disturb QF contracts if the contracts were not challenged as exceeding avoided costs at the time they were signed.

     In order to be a QF, a cogeneration facility must produce not only electricity but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications in certain minimum proportions to the facility's total energy output and must meet certain energy efficiency standards. A QF also must not be more than 50% owned by an electric utility company or by an electric utility holding company, or a subsidiary of such a utility or holding company or any combination thereof. In the case of partnerships, joint ventures and limited liability companies, the FERC has defined "ownership" to mean that a utility may not receive more than 50% of the stream of economic benefits from the operation of the QF or possess more than 50% control of the QF. The FERC has interpreted "control" to mean the ability unilaterally to alter the "stream of benefits" or enter into QF-related contracts with affiliates. Under the FERC's PURPA regulations, a holding company that is exempt from PUHCA regulation pursuant to
Section 3(a)(1) of PUHCA is considered a "utility" for purposes of the FERC's PURPA restrictions on utility ownership. Upon Enron's 1997 acquisition of Portland General Corp. and its subsidiary Portland General Electric Co., Enron became a holding company exempt under Section 3(a)(1) of PUHCA and a "utility" for purposes of the FERC's PURPA ownership regulations. Consequently, the aggregate of Enron's and any other utilities' ownership interest in a QF cannot exceed 50%.

     Certain factors necessary to maintain QF status are subject to risks outside our control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a QF could cause the facility to fail to meet requirements regarding the level of useful thermal energy output. Upon the occurrence of such an event, we would seek to replace the thermal energy customer or find another use for the thermal energy which meets PURPA's requirements, but we cannot assure you that this would be possible.

     If one of the plants in which we have an interest should lose its status as a QF, the plant would no longer be entitled to the exemptions from PUHCA, the FPA and state law afforded to QFs under PURPA. Loss of such exemptions could:

     - trigger certain rights of termination under power purchase agreements;

     - subject the plant owner to rate and financial regulation as a public utility under the FPA and state law; and

     - if the plant owner were not an exempt wholesale generator ("EWG"), result in our company inadvertently becoming a public utility holding company by virtue of our owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA.

Loss of QF status might also trigger defaults under covenants to maintain QF status in financing agreements and under the indenture. If a plant in which we have an interest should lose its status as a QF and the FERC were not to waive its QF regulations, FERC would require our venture that owns the plant to refund to the utility power purchaser, an amount equal to the difference between the contract rate and the utility's hourly marginal variable cost, plus interest, for the period in which QF status was not retained and power sales were made at the contract rate. If a power purchase agreement expressly provides for a rate to apply in circumstances in which the facility is no longer a QF, as do some of the power purchase agreements for the facilities, the FERC would permit that rate to be charged, if it is shown that the contract "is the product of market forces." If such a showing cannot be made, FERC precedent indicates that the FERC would establish a rate based on the facility's cost-of-service, capped at the contract rate. See "Our Business -- The Linden Facility -- Linden Power Purchase Agreement," "-- The Camden Facility -- Camden Power Purchase Agreement" and "-- The Bayonne Facility -- Bayonne Power Purchase Agreements."

     Under current FERC policy, the FERC will continue to make available the exemptions from PUHCA, the FPA, and state utility regulation available to a QF that fails to satisfy the applicable standards unless the non-compliance was marked by long duration or frequent occurrence. In addition, under the Energy Policy Act of 1992, if the entity that owns a plant can be qualified as an EWG, the entity will be exempt from PUHCA even if it does not qualify as a QF. Therefore, another response to the loss or potential loss of QF status is to qualify the plant as an EWG. Each of the facilities has been qualified as an EWG. EWG status, however, may not address the potential default issues relating to maintenance of QF status under power and steam purchase agreements and financing instruments. EWGs must also apply to the FERC for rate approval for wholesale transactions and are not permitted to make retail sales of electricity (such as to the thermal energy customer) unless the facility is also a QF.

Public Utility Holding Company Act of 1935

     Under PUHCA, any corporation, partnership or other legal entity which owns or controls 10% or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" for a public utility company is subject to registration with the Commission and regulation under PUHCA, unless eligible for an exemption from regulation under PUHCA. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business dealings of a registered holding company. Most QFs are not public utility companies under PUHCA. The Energy Policy Act of 1992, among other things, amends PUHCA to allow EWGs, under certain circumstances, to own and operate generation facilities without subjecting the owner or operator to registration or regulation under PUHCA.

Federal Natural Gas Transportation Regulation

     Each of our three power plants is fueled with natural gas. The cost of natural gas is ordinarily the largest expense (other than debt costs) of a venture and is critical to the venture's economics. The risks associated with using natural gas can include:

     - the need to arrange transportation of the gas from great distances, including obtaining removal, export and import authority if the gas is transported from Canada;

     - the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the plant, the financial and operating strength of the gas supplier and whether firm or non-firm transportation is purchased); and

     - obligations to take a minimum quantity of gas or pay for it (i.e., take-or-pay obligations).

     Pursuant to the Natural Gas Act, FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, pipeline rates for such services are subject to continuing FERC oversight.

Proposed Deregulation

     The United States Congress is considering proposed legislation which would repeal PURPA entirely or at least repeal the obligation of utilities to purchase energy from QFs at avoided costs. Importantly, virtually all of the pending proposals to repeal PURPA would do so prospectively. That is, they would "grandfather" or not impair or invalidate existing QF contracts.

     Various bills also have proposed the repeal of PUHCA which would eliminate some of the adverse consequences flowing from a loss of QF status, but also would likely result in increased competition in the power generation business and an acceleration of electric industry restructuring.

     Many state legislatures and state utility commissions have already implemented, and others are currently studying, a number of proposals to restructure the electric retail industry in the United States. Such restructuring could permit "customer choice" for retail customers. Retail customers would be given the opportunity to choose their electricity supplier, thus creating a more competitive energy market. In April 1996, the FERC issued Order No. 888, which requires utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. Order No. 888 has been the subject of rehearing and now is undergoing judicial review. Order No. 888 endorses the recovery of legitimate and verifiable "stranded costs" (fixed costs that will be "stranded" by the ability of wholesale customers to choose new electric power suppliers). These may include the costs utilities are required to pay under many QF contracts which some utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these QF contract prices or rescind the contracts altogether out of concern that their shareholders will be required to bear all or part of such "stranded costs." Some utilities have engaged in litigation against QFs to achieve these ends. In addition, future electric rates may be deregulated in a restructured United States electric industry, and increased competition may result in lower rates and less profit for sellers of electricity in the United States. The effect of any such restructuring cannot be fully predicted.

     The Clinton administration has announced a proposal to expand retail competition in the United States electricity markets by the year 2003 under a plan that would allow consumers to choose which electric company would supply power to their residences and businesses. Under the proposal, states would be required to open their markets to retail competition by January 1, 2003. However, a state could "opt out" of retail competition, thus not allowing retail customers a choice of supplier if it believes its consumers would be better off under the status quo or an alternate state-crafted plan. In the event that a particular state were to elect to maintain the status quo, it would be required to hold public hearings to explain why competition in the electricity market in that state would not be in the interests of its residents. A number of states already have begun the process of opening their electricity markets to competition. The administration's proposal would allow electric utilities to recover reasonable "stranded costs," funds invested in nuclear and other high-cost power plants (including contracts with QFs) that no longer may be economically viable to operate in a competitive market. Individual states would determine the amounts of the stranded costs that utilities would be permitted to recover. The plan also attempts to address environmental concerns by requiring that 7.5% of the electricity sold in the United States be generated from renewable energy sources such as the wind or sun by 2010. In addition, the proposal would supplement an Environmental Protection Agency proposal to limit power plant emissions of nitrogen oxide (NOx) by giving EPA authority to establish a NOx trading program. EPA would permit power plants to trade pollution credits for nitrogen oxides, which combine with other air pollutants to form ground-level ozone. There can be no assurance that such proposed legislation will be enacted or, if enacted, as to the effect that it may have on the power generation industry or our business.

     Over the last four years, Congress has considered various pieces of legislation to restructure the electricity industry, including those described above, that would require customer choice, repeal PURPA, repeal PUHCA, and the like. The debate is likely to continue, and perhaps intensify, during the current Congress. The prospects for the enactment of any new legislation are uncertain. The effect of enacting any such legislation cannot be predicted with any degree of certainty. It seems likely that the existing PURPA contracts would be given favorable treatment in any successful legislative proposal. The effects, of any possible PUHCA amendments are more difficult to predict. They could conceivably have a material adverse effect on our company. But it seems more likely that Congress would want to encourage increased competition in generation, rather than discourage it. Thus, it can be expected to deal in a positive way with any likely transitional issues stemming from PUHCA repeal in an effort to encourage new generating capacity, and new generation owners, rather than to discourage new competitors.

STATE ENERGY REGULATION

     State public utility commissions ("PUCs") have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities and to promulgate regulations for implementation of PURPA. Since a power sales contract becomes a part of a utility's cost structure (generally reflected in its retail rates), the utility's costs associated with power sales contracts with independent electricity producers are potentially under the regulatory purview of PUCs. If a PUC has approved the process by which a utility secures its power supply, it is generally inclined to "pass through" the expense associated with an independent power contract to the utility's retail customers. In addition, retail sales of thermal energy by an independent power producer may be subject to PUC regulation depending on state law. Independent power producers which are not QFs under PURPA are considered to be public utilities in many states and are subject to broad regulation by a PUC, ranging from the requirement of a certificate of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the location and construction of electric generating facilities including QFs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities.

New Jersey

     On April 30, 1997, NJBPU issued an order adopting its Final Report in the Energy Master Plan process entitled "Restructuring the Electric Power Industry in New Jersey: Findings and Recommendations." The principal goal of NJBPU according to its Final Report was to open the electric generation market to increased competition and thereby reduce generation and production costs. On July 15, 1997, each of New Jersey's four electric utility companies filed a restructuring plan, an unbundled rate filing, and a stranded costs filing with NJBPU pursuant to the requirements of the NJBPU's Final Report. On September 14, 1998, legislation was introduced in the New Jersey Assembly to authorize the NJBPU to permit competition in the New Jersey energy market. That legislation, which was adopted by the New Jersey legislature on January 28, 1999 and signed by the governor on February 7, 1999, provides that August 1, 1999 will be the starting date for full retail choice, with full implementation no earlier than June 1 but no later than August 1.

     NJBPU concluded in its Final Report that electric utilities "should be given an opportunity to recover from customers the costs associated with past financial commitments made by the utility for the purpose of procuring generating supplies to serve the retail electric customers in their service territory." NJBPU also concluded, however, "there neither can nor should be a guarantee provided for 100% recovery of stranded costs." These pronouncements remain subject to current and future regulatory proceedings and actions by the New Jersey legislature.

     NJ Stranded Costs. The New Jersey legislation includes provisions for the determination and recovery of stranded costs of electric utilities. Stranded costs are defined by the legislation in Section 13(c) as "the amount by which the net cost of an electric public utility's electric generating assets or electric power purchase commitments, as determined by NJBPU pursuant to this Act, exceeds the market value of those assets or contractual commitments in a competitive supply market place and the costs of buydowns or buyouts of power purchase contracts." NJBPU seeks to address the stranded costs that may be created as a result of its decision "to open the power generation market up to competition." NJBPU has determined to "limit the eligibility for stranded cost surcharge recovery to costs related directly to utility power supply" including, "utility generation plant, long and short-term power purchase contracts with other utilities and long-term power purchase contracts with non-utility generators." Stranded costs arising from the power purchase agreements pertaining to the facilities discussed herein would appear to qualify for coverage in the latter category.

     The stranded costs filing of each utility will determine the specific initial level of non-mitigatable stranded costs to be recovered by each utility. Each of these stranded costs filings has been transmitted to the Office of Administrative Law for evidentiary hearings. The JCP&L hearing commenced on December 2, 1997. On May 19, 1999, the NJBPU approved a settlement which provides for the recovery by JCP&L of $525 million of stranded costs associated with above-market non-utility generator ("NUG") contracts. The PSE&G hearing commenced on July 23, 1997. A partial settlement among Enron, PSE&G, the independent power producer group, certain commercial consumers, a labor union and certain other parties was approved by the NJBPU with minor modifications in late April 1999. The settlement provides for the full and timely recovery of the outer market costs with regard to the NUG contracts. A notice of appeal was filed in October 1999 by a group of New Jersey industrial intervenors. The notice does not make any reference to the recovery of the above-market costs of the NUG contracts.

     NJ Above Market Power Purchase Contracts. The JCP&L PPA received initial regulatory approval on December 16, 1985 and final approval of the contract amendment on December 8, 1986. The PSE&G PPA received regulatory approval on July 5, 1989. The Camden PPA (with PSE&G) received initial approval on June 29, 1989 and final approval of contract amendments on February 27, 1991. The approval orders found all contracts reasonable, fairly negotiated and prudent through the term of the contract and permit recovery of all costs through the companies' fuel clauses. Both PSE&G contracts contain a section entitled "Repeal of PURPA" explaining the process for resolution of possible disallowance of costs by NJBPU. NJBPU stated in its Final Report that utilities must and should "take all available measures to mitigate stranded costs caused by the introduction of retail competition," including the "buy-out or renegotiation of existing purchased power contracts with non-utility generators." NJBPU has acknowledged that it appears to lack jurisdiction to order modification of NUGs' contracts and has determined that the "non-mitigatable costs associated with all such contracts which have previously been reviewed and approved by NJBPU, notwithstanding the specific date, must be eligible for stranded cost recovery."

     NJBPU based its determination that it lacks jurisdiction to order modification of NUGs' contracts on the decision of the Third Circuit Court of Appeals in Freehold, which held that:

     Once the [NJBPU] approved the power purchase agreement between Freehold and JCP&L, on the grounds that the rates were consistent with avoided cost, any action or order by the [NJBPU] to reconsider its approval or to deny the passage of those rates to JCP&L consumers under purported state authority was preempted by federal law. (Id., Freehold 44 F.3d at 1194).

     NJBPU has interpreted the Freehold decision to mean that without legislative action at the federal or state level, a state regulator has minimal ability to subsequently adjust the pricing in such NUGs' contracts once approved.

     Notwithstanding NJBPU's acknowledgment that it appears to lack jurisdiction to order modification of non-utility generators' contracts under current law, it has "strongly encouraged all stakeholders to renew their efforts to explore all reasonable means to mitigate independent power producer's contracts." NJBPU further stated that the appropriate regulatory and legislative bodies may "wish to review this issue to provide an added impetus for parties to these contracts to seriously consider mitigation." JCP&L and PSE&G have reported to NJBPU that they intend to pursue efforts to mitigate their above-market costs for NUG power purchase agreements on a voluntary basis.

     In conclusion, while New Jersey regulators have provided for recovery of the "above market" or stranded costs associated with the power purchase agreements, there will continue to be public scrutiny of those costs and pressure to renegotiate the power purchase agreements, using all reasonably available measures.

New York

     Retail Electricity. The NYPSC has been conducting a generic "competitive opportunities" proceeding to determine how to introduce competition into retail electricity markets in New York. On May 20, 1996, the NYPSC issued a policy statement in connection with that proceeding in which it endorsed a fundamental restructuring of the electric industry in New York State. The NYPSC's goals, as stated in its policy statement, are lower prices for consumers from competition, increased choice of suppliers and services for customers, information dissemination to allow educated consumer decisions, maintenance of the reliability of the electric system, continuation of social/conservation programs, mitigation of market power and continuation of the obligation to serve customers. Pursuant to this policy, the NYPSC directed all New York utilities, including Con Ed, to file proposed transition plans that address market structure issues, the restructuring of their corporate organization, operational constraints, a schedule allowing retail customers to choose an alternative supplier of electricity, a rate plan for the duration of the transition period and for recovering stranded costs.

     Con Ed made such a filing on October 1, 1996. On March 13, 1997, Con Ed and the NYPSC staff entered into a Settlement Agreement. Certain aspects of the Settlement Agreement, which was approved by the NYPSC by order issued on September 23, 1997, are summarized below. The summary of the Settlement Agreement is qualified by reference to the actual terms thereof, copies of which are publicly available as an attachment to the order.

     The Settlement Agreement provides for a transition to a competitive electric market by instituting "retail access" over a five-year period, a five-year rate plan for the transition, a reasonable opportunity to recover stranded costs, the divestiture by Con Ed of at least 50% of its New York City fossil-fueled generating capacity (Con Ed subsequently agreed to divest 100% of this capacity), and, subject to shareholder and other approvals that were subsequently obtained, a corporate reorganization into a holding company structure.

     With respect to contracts to purchase electricity from a NUG, like Linden Venture, the Settlement Agreement provides an incentive for Con Ed to mitigate NUG costs during the transition period. Con Ed will be permitted to retain the full reductions in fixed NUG costs during the five-year period and 30% of reductions in variable NUG costs for a period of 18 months resulting from renegotiation, buyout or buydown of NUG contracts exclusive of financing related savings from securitization. Con Ed will be permitted a reasonable opportunity to recover the amount by which actual costs of its purchases from NUGs exceed the market value after the transition period. Any potential disallowance after the transition period will be limited to the lower of 10% of the above-market costs or $300 million. The potential disallowance will be offset by NUG contract mitigation achieved by Con Ed after the beginning of the transition period and 10% of the gross proceeds from generating unit sales to third parties. Con Ed will be permitted a reasonable opportunity to recover any costs subject to disallowance that are not offset by these two factors if it makes good faith efforts in implementing provisions of the Settlement Agreement leading to the development of a competitive electric market in its service territory. We believe that Con Ed is likely to successfully offset all or a very substantial portion of its potential $300 million disallowance based upon recently completed NUG restructurings and the proceeds from recently completed divestiture auctions. While stranded cost recovery relating to the Linden PPA is not guaranteed, the Settlement Agreement and Con Ed's actions and announcements to date appear consistent with our expectations that Con Ed will achieve full recovery of such costs.

     Linden Venture received initial regulatory approval on September 12, 1989 and final approval of contract amendments on May 9, 1991, pursuant to a Con Ed petition for approval. Approval for the contract and contract amendments was supported by affirmative recommendations from the NYPSC staff. The approval was based on estimates that electricity purchased pursuant to the contract would be less costly than estimates of Con Ed's long-run avoided cost. The NYPSC authorized Con Ed to recover "all direct purchase costs incurred pursuant to the Linden PPA through the utility's fuel adjustment clause."

     To the extent Linden Venture operates in conformance with the Linden PPA, Con Ed is entitled to full cost recovery without any subsequent regulatory requirements. Nevertheless, there are ongoing investigations into certain aspects of NYPSC regulation of NUG's in New York. The NYPSC has granted utilities permission to closely monitor the QF status of plants having contracts with New York utilities. This policy was challenged at the FERC, which affirmed it with certain modifications. There is also still pending before the NYPSC a request by the utilities for a clarification of their right to suspend purchases from QFs due to operational circumstances (i.e., light load), when purchases from QFs will result in costs greater than those which the utility would incur if it did not make such purchases because of the inability to curtail other "must-run" units. However, Con Ed specifically waived this right in the second amendment to the Linden PPA.

     Retail Natural Gas. In November 1998, the NYPSC issued a policy statement pursuant to which it will encourage local distribution companies to exit the business of selling natural gas to end users and instead become transportation-only companies over the next three to seven years, subject to a New York statutory provision that all end users have access to a "provider of last resort." As noted in the discussion of the Linden PPA, Con Ed is required to pay the actual fuel costs attributable to electricity actually delivered from the Linden facility. Con Ed's fuel cost payment is adjusted for changes in Con Ed's annual weighted average cost of gas since 1989, with Linden Venture either absorbing excess costs or receiving an incentive payment for cost savings. If, pursuant to the NYPSC policy, Con Ed ceases selling gas or reduces its sales significantly, Con Ed's annual weighted average cost of gas may be altered significantly and in a manner that is difficult to predict. In such a circumstance, Con Ed may seek to negotiate a new method for determining Con Ed's responsibility for fuel costs under the Linden PPA.

ENVIRONMENTAL REGULATION

     Our operations are subject to numerous federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection and restriction upon land use. These laws and regulations primarily involve:

     - the generation, handling, storage, transport, and disposal of hazardous substances;

     - the emission or discharge of air and water pollutants;

     - the emission of noise from the facilities; and

     - the implementation of safety and health standards with respect to our facilities or the public or environment in general.

In addition, these laws and regulations in many cases require us to secure permits and other regulatory approvals with respect to its ongoing or planned projects, which often triggers the need to comply with lengthy and complex permitting or approval procedures, as well as impose ongoing reporting and compliance obligations. Modified or renewed permits and authorizations may be required for any physical or operational changes to our facilities. Failure to comply with these applicable laws and regulations, including any permits or authorizations required thereunder, may result in the assessment of administrative, civil, and criminal penalties, imposition of cleanup costs and liens, and, to a lesser extent, issuance of injunctions to limit or cease operations. As discussed below, while we believe we are in substantial compliance with applicable laws and regulations, there can be no assurance that we will be able to obtain all necessary permits and approvals for proposed projects or that compliance with new or changed environmental laws and regulations would not have a material adverse effect on our results of operations, financial condition, or competitive position.

Federal Clean Air Act (the "CAA")

     Our operations are subject to the CAA and comparable state and local requirements. As originally enacted, the CAA set guidelines for emission standards for major pollutants (e.g., sulfur dioxide and oxides of nitrogen) from newly built sources. Amendments to the CAA were adopted in 1990 which contain provisions that attempt to reduce emissions from existing sources, particularly previously exempted older power plants, and thus may result in gradual imposition of certain pollution control requirements with respect to air emissions from the operations of our facilities. We believe that all of our plants are in compliance in all material respects with the applicable federal and state performance standards under the CAA, the 1990 amendments, and comparable state laws. In addition, the 1990 amendments to the CAA established the Northeast Ozone Transport Region ("NEOTR") which required various states, including New Jersey, to adopt more stringent controls on the pollutants that contribute to the formation of low-level ozone (i.e., volatile organic compounds and oxides of nitrogen). Pursuant to a 1994 Memorandum of Understanding between the member states of the NEOTR, New Jersey has recently adopted regulations implementing a region-wide plan for nitrogen oxide emissions. While our plants are subject to this rule, and therefore subject to additional operating requirements, we believe that the new rules do not have a material impact on our ability to maintain our present level of operations.

Federal Clean Water Act (the "CWA")

     Our operations are also subject to the CWA and analogous state laws relating to the discharge of pollutants to surface and groundwaters. The CWA and state laws also establish requirements for municipally-owned sewage treatment plants, including pretreatment requirements for industrial users of those plants. Local sewerage authorities also have established regulations governing connections to and discharges into their sewer systems and treatment plants. Pursuant to these laws and regulations, we are required to obtain permits for the discharge of our wastewater and stormwater runoff and to develop and implement spill prevention, control and countermeasure plans with respect to its handling and storage of oil. We believe that we are in substantial compliance with the requirements of the CWA and analogous state laws and that any non-compliance would not have a material adverse effect on our company.

Resource Conservation and Recovery Act ("RCRA")

     Our company generates wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes. RCRA regulates the generation, treatment, storage, handling, transportation, and disposal of hazardous and non-hazardous wastes. Moreover, the EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. We believe that we are in substantial compliance with RCRA and comparable state statutes, and we do not expect the cost of disposal of the regulated wastes to be material.

Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund")

     CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The New Jersey Spill Act imposes similar liability under state law for discharges of hazardous substances, including petroleum products and, under certain circumstances, authorizes the collection of treble damages from a responsible party. As of the present time, we believe that we are not subject to liability for any Superfund or New Jersey Spill Act matters. We generate wastes, including hazardous wastes, that are transported offsite for disposal at third party waste disposal sites, however, and thus we cannot assure you that we will not incur liability under CERCLA or the New Jersey Spill Act in the future.

     We currently own or lease properties that for many years in the past have been used for oil refining and/or storage activities or other industrial purposes. Although we believe that we are currently utilizing operating and disposal practices that are in substantial compliance with applicable environmental laws and regulations, historical operating and disposal practices on the properties by third parties not under our control may have resulted in the disposal or release of hydrocarbons or other wastes upon the properties or on or under other locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws including the New Jersey Spill Act. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) to prevent future contamination.

New Jersey Industrial Site Recovery Act ("ISRA")

     Our acquisition of our interests in the facilities resulted in the triggering of ISRA, obligating the sellers (as the parties who transferred their legal interests in entities indirectly owning or operating properties qualifying as "industrial establishments") to comply with requirements under ISRA. In general, ISRA requires entities who transfer such legal interests to notify the New Jersey Department of Environmental Protection ("NJDEP") of the triggering of ISRA and to obtain NJDEP approval prior to the closing of any such transfer of legal interests. In order to obtain NJDEP approval for a triggering event, the responsible party must conduct a satisfactory investigation of the environmental conditions of the industrial establishments and, if necessary, commit to undertake appropriate remedial measures to address any contamination present at the industrial establishments. The sellers obtained NJDEP approval for the transfer of their legal interests in each of the facilities. Based on the foregoing, we believe that we will not incur any material cost with respect to ISRA as a result of the acquisition of our interests in the facilities. Nevertheless, we cannot assure you that any imposition upon our company of ISRA cleanup requirements due to future events that trigger ISRA would not have a material adverse effect on us.

New Jersey Toxic Catastrophe Prevention Act ("TCPA")

     The TCPA requires owners of facilities that use an "extraordinarily hazardous substance" to prepare a comprehensive risk management plan pertaining to its use of such substances. Our Bayonne facility is subject to these requirements due to its use of anhydrous ammonia in its air pollution control systems. Similarly, our Camden and Linden facilities are subject to the TCPA due to their use of aqueous ammonia. An inspection of the Camden and Linden facilities was performed during March 2000 by the New Jersey Department of Environmental Protection. Camden and Linden were found to be in substantial compliance with the EPA requirements.

ITEM 2. PROPERTIES

     The Linden facility is a 715 MW gas-fired, combined-cycle cogeneration dispatchable facility located in Linden, New Jersey, on the site of Bayway Refining Company, adjacent to a chemical plant complex and technology center owned by Infineum. The Linden facility began commercial operations in May 1992.

     The Camden facility is a 146 MW gas-fired, combined-cycle cogeneration facility located in Camden, New Jersey. The Camden facility began commercial operations in March 1993.

     The Bayonne facility is a 176 MW gas-fired, combined-cycle cogeneration facility located on the site of the IMTT facility in Bayonne, New Jersey. FERC has certified the Bayonne facility as a QF under PURPA. The Bayonne facility began commercial operations in October 1988.

     See "Item 1 Business."

ITEM 3. LEGAL PROCEEDINGS

     Our subsidiaries are involved in or threatened with other various legal proceedings from time to time arising in the ordinary course of business. We do not believe that any liability arising from any such current proceedings will have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of holders of the Company's Senior Notes during the quarter ended December 31, 1999. The equity holders of the Company approved by unanimous written consent the $30 million Senior Subordinated Credit Agreement with Bank of America, N.A. and an amendment to the Enron Subordinated loan in connection therewith (see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources) and a distribution to ECP Holding Company during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial data for our company and our predecessor the Acquired Group, which consists of Cogen Technologies Linden Ltd. ("Linden Ltd."), Cogen Technologies Camden GP Limited Partnership ("Camden GP") and McNair Energy Services Corporation ("MESC") and its wholly owned subsidiary Cogen Technologies NJ, Inc. ("NJ Inc."). We completed our acquisition of the Acquired Group in February 1999. The summary historical balance sheet data as of December 31, 1999 and the summary historical income statement data for the period then ended for our company are derived from financial statements which have been audited by Arthur Andersen LLP and are included elsewhere in this Form 10-K. The summary historical balance sheet data as of December 31, 1998 and the summary historical income statement data for each of the two years in the period ended December 31, 1998 for the Acquired Group are derived from combined financial statements which have been audited by Arthur Andersen LLP and are included elsewhere in this Form 10-K. The summary historical balance sheet data as of December 31, 1997, 1996 and 1995 and the summary historical income statement data for each of the two years in the period ended December 31, 1996 for the Acquired Group are derived from combined financial statements which have been audited by Arthur Andersen LLP and are not included in this Form 10-K.

     Also set forth below are summary historical financial and operating data for each of Linden Venture, the owner and operator of the Linden facility; Camden Venture, the owner and operator of the Camden facility; and Bayonne Venture, the owner and operator of the Bayonne facility. The summary historical balance sheet data and the summary income statement data for each of the five years in the period ended December 31, 1999 for these entities are derived from the individual financial statements of Linden Venture, Camden Venture and Bayonne Venture which have been audited by Arthur Andersen LLP and are not included in this Form 10-K.

     You should read the summary historical financial data in conjunction with the historical financial statements which are included elsewhere in this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As a result of the acquisition, our capital structure and the accounting basis of our assets and liabilities differ from those of the business acquired. Accordingly, certain of the financial information for the periods prior to the acquisition is not comparable to that for periods subsequent to the acquisition.

                                                         OUR COMPANY                ACQUIRED GROUP (PREDECESSOR)
                                                         -----------       ----------------------------------------------
                                                           2/4/99          1/1/99          YEAR ENDED DECEMBER 31,
                                                             TO              TO      ------------------------------------
                                                          12/31/99         2/4/99     1998      1997      1996      1995
                                                         -----------       ------    ------    ------    ------    ------
                                                                                  (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Equity in earnings (losses) of affiliates
    Linden Venture.....................................   $   44.3         $(44.8)   $ 73.3    $ 71.8    $ 81.3    $ 61.1
    Camden Venture.....................................       (0.7)        (11.8)      15.0      14.7      14.2      13.9
    Bayonne Venture....................................       16.1           5.2       44.6      17.2      19.3      29.3
                                                          --------         ------    ------    ------    ------    ------
                                                              59.7         (51.4)     132.9     103.7     114.8     104.3
                                                          --------         ------    ------    ------    ------    ------
Costs and expenses:
  Operating overhead...................................         --           0.9       21.6      11.6       9.6       8.4
  General and administrative...........................       11.2           1.7       20.2      19.9      10.9      10.4
                                                          --------         ------    ------    ------    ------    ------
                                                              11.2           2.6       41.8      31.5      20.5      18.8
                                                          --------         ------    ------    ------    ------    ------
Income (loss) from operations..........................       48.5         (54.0)      91.1      72.2      94.3      85.5
Other income (expense):
  Interest and other income............................       11.0           0.1       12.6      15.5      16.7      17.8
  Interest expense.....................................      (88.5)         (2.0)     (19.3)    (21.8)    (23.3)    (26.5)
  Allowance for long-term receivable...................                       --         --      10.3     (10.3)      6.5
                                                          --------         ------    ------    ------    ------    ------
                                                             (77.5)         (1.9)      (6.7)      4.0     (16.9)     (2.2)
Income (loss) before income taxes......................      (29.0)        (55.9)      84.4      76.2      77.4      83.3
  Income taxes.........................................         --          (1.8)     (13.3)     (4.1)     (4.6)     (7.9)
                                                          --------         ------    ------    ------    ------    ------
Net income (loss)......................................   $  (29.0)        $(57.7)   $ 71.1    $ 72.1    $ 72.8    $ 75.4
                                                          ========         ======    ======    ======    ======    ======
BALANCE SHEET DATA AT END OF PERIOD:
  Investment in affiliates.............................   $1,219.2         $83.6     $ 85.2    $ 79.4    $ 77.4    $ 74.4
  Total assets.........................................    1,266.5         261.0      248.8     254.7     256.2     282.7
  Long-term debt (including current portion)...........    1,213.1         205.6      218.0     230.9     246.9     262.2
  Equity (deficit).....................................       25.7          43.8       18.8      (6.6)    (20.4)    (12.8)
OTHER FINANCIAL DATA:
  Distributions received from affiliates...............      117.2         $20.3     $128.5    $102.3    $116.7    $106.3

                                 LINDEN VENTURE

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                         1999     1998     1997     1996     1995
                                                        ------   ------   ------   ------   ------
                                                                  (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Revenues:
     Electricity......................................  $266.9   $262.8   $283.5   $290.4   $246.9
     Steam............................................    10.2     11.3     15.5     15.1      8.7
                                                        ------   ------   ------   ------   ------
                                                         277.1    274.1    299.0    305.5    255.6
                                                        ------   ------   ------   ------   ------
  Costs and expenses:
     Fuel.............................................   130.4    118.1    138.1    138.6    104.8
     Operating and maintenance........................    18.8     22.0     24.1     20.0     26.0
     Depreciation and amortization....................    15.1     15.4     22.3     22.2     22.3
     General and administrative.......................    50.3     10.1     11.4     10.7      9.1
     Taxes other than income..........................     1.6      1.6      0.6      1.7      2.1
                                                        ------   ------   ------   ------   ------
                                                         216.2    167.2    196.5    193.2    164.3
                                                        ------   ------   ------   ------   ------
  Income from operations..............................    60.9    106.9    102.5    112.3     91.3
     Interest and other income........................     4.4      0.8      1.1      0.6      0.8
     Interest expense.................................      --       --       --     (0.1)    (0.1)
                                                        ------   ------   ------   ------   ------
     Net income(1)(2).................................  $ 65.3   $107.7   $103.6   $112.8   $ 92.0
                                                        ======   ======   ======   ======   ======
THE ACQUIRED GROUP'S SHARE OF:
  Net income(3)(4)....................................  $ 39.8   $ 73.3   $ 71.8   $ 81.3   $ 61.1
  Cash distributions..................................    90.6     74.0     75.6     77.7     59.4
BALANCE SHEET DATA AT END OF PERIOD:
  Property and equipment, net.........................  $398.0   $413.6   $428.2   $450.1   $470.6
  Total assets........................................   464.1    470.6    492.4    514.8    525.8
  Long-term debt (including current portion)..........      --       --       --       --       --
  Partners' capital...................................   433.5    445.2    461.2    485.1    501.6
SELECTED OPERATING INFORMATION:
  Megawatt-hours generated (thousands)................   3,818    3,808    3,891    3,806    3,952
  Average heat rate (without steam credit)(6).........   9,777    9,588    9,852    9,924    9,768
  Average heat rate (with steam credit)(6)............   8,925    8,757    8,664    8,938    8,848
  Average equivalent availability.....................      95%      96%      94%      89%      91%
  Steam produced (millions of pounds).................   4,576    4,357    5,073    4,953    4,168

---------------

(1) 1999 includes a one-time payment of $6.0 million in connection with the termination of a gas management agreement. See Note 3 to the Audited Financial Statements of Cogen Technologies New Jersey Operating Partnerships included herein.

(2) 1999 includes a one-time payment of $46.4 million in connection with the termination of a management services agreement. See Note 3 to the Audited Financial Statements of Cogen Technologies New Jersey Operating Partnerships included herein.

(3) The one-time payments in connection with the termination of the gas management and management services agreement were allocated 100% to the Acquired Group's share of net income.

(4) Linden Venture's net income allocated to our company is before amortization of the excess of the purchase price over the fair value of the underlying net assets of Linden Venture totaling $40.3 million in 1999.

(5) Linden Venture's financial data is shown at historical cost and does not reflect an allocation of the excess purchase price paid by our company.

(6) Btu/Kilowatt-hour.

                                 CAMDEN VENTURE

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                            1999     1998     1997     1996     1995
                                                           ------   ------   ------   ------   ------
                                                                     (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Revenues:
    Electricity.......................................     $ 73.4   $ 73.1   $ 80.2   $ 77.2   $ 67.5
    Steam.............................................         --       --       --       --       --
                                                           ------   ------   ------   ------   ------
                                                             73.4     73.1     80.2     77.2     67.5
                                                           ------   ------   ------   ------   ------
  Costs and expenses:
    Fuel..............................................       34.6     33.3     39.2     38.4     28.9
    Operating and maintenance(6)......................       10.7      6.1      7.5      6.0      6.8
    Depreciation and amortization.....................        3.8      3.7      6.9      6.8      6.8
    General and administrative........................       14.0      2.2      2.6      2.6      2.3
    Taxes other than income...........................        0.5      0.4      0.6      0.6      0.5
                                                           ------   ------   ------   ------   ------
                                                             63.6     45.7     56.8     54.4     45.3
                                                           ------   ------   ------   ------   ------
  Income from operations..............................        9.8     27.4     23.4     22.8     22.2
    Interest and other income.........................        1.6      0.4      0.4      0.4      0.4
    Interest expense..................................       (6.9)    (7.4)    (7.7)    (8.2)    (8.4)
                                                           ------   ------   ------   ------   ------
    Net income (loss)(1)(2)...........................     $  4.5   $ 20.4   $ 16.1   $ 15.0   $ 14.2
                                                           ======   ======   ======   ======   ======
THE ACQUIRED GROUP'S SHARE OF:
  Net income (loss)(3)(4).............................     $ (0.7)  $ 15.0   $ 14.7   $ 14.2   $ 13.9
  Cash distributions..................................       12.5     15.0      8.6     14.5     15.0
BALANCE SHEET DATA AT END OF PERIOD:
  Property and equipment, net.........................     $ 99.3   $103.1   $106.3   $108.9   $115.3
  Total assets........................................      119.3    121.4    125.3    128.4    133.5
  Long-term debt (including current portion)..........       78.5     84.6     90.2     95.2     99.8
  Partners' capital...................................       34.4     31.1     29.0     24.6     27.l
SELECTED OPERATING INFORMATION:
  Megawatt-hours generated (thousands)................      1,120    1,153    1,208    1,190    1,169
  Average heat rate (without steam credit)(7).........      8,735    8,791    8,764    8,740    8,662
  Average heat rate (with steam credit)(7)............      8,551    8,601    8,431    8,422    8,347
  Average equivalent availability(6)..................         90%      96%      97%      98%      98%
  Steam produced (millions of pounds).................        284      220      300      301      310

---------------

(1) Includes a one-time payment of $1.6 million in connection with the termination of a gas management agreement. See Note 3 to the Audited Financial Statements of Cogen Technologies New Jersey Operating Partnerships included herein.

(2) Includes a one-time payment of $12.8 million in connection with the termination of a management services agreement. See Note 3 to the Audited Financial Statements of Cogen Technologies New Jersey Operating Partnerships included herein.

(3) The one-time payments in connection with the termination of the gas management and management services agreements were allocated 100% to the Acquired Group's share of net income.

(4) Camden Venture's net income allocated to our company is before amortization of the excess of the purchase price over the fair value of the underlying net assets of Camden Venture totaling $11.8 million.

(5) Camden Venture's financial data is shown at historical cost and does not reflect an allocation of the excess purchase price paid by our company.

(6) Reflects the impact of a planned major outage which occurred in April and May of 1999. This major outage is scheduled to occur every six years and results in a reduction in the average equivalent availability.

(7) Btu/Kilowatt-hour.

                                BAYONNE VENTURE

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                           1999     1998     1997     1996     1995
                                                          ------   ------   ------   ------   ------
                                                                    (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Revenues:
    Electricity(1)......................................  $104.5   $112.8   $ 92.8   $ 90.4   $ 93.2
    Steam(1)............................................     3.8      3.8      3.7      4.9      3.3
                                                          ------   ------   ------   ------   ------
                                                           108.3    116.6     96.5     95.3     96.5
                                                          ------   ------   ------   ------   ------
  Costs and expenses:
    Fuel................................................    41.6     38.6     43.2     45.2     33.4
    Operating and maintenance...........................    10.2     14.4     14.7      8.8     10.2
    Depreciation and amortization.......................     2.9      3.0      6.9      6.9      6.9
    General and administrative..........................     1.1      3.1      2.9      2.8      2.6
    Taxes other than income.............................     0.5      0.5      0.5      0.5      0.5
                                                          ------   ------   ------   ------   ------
                                                            56.3     59.6     68.2     64.2     53.6
                                                          ------   ------   ------   ------   ------
  Income from operations................................    52.0     57.0     28.3     31.1     42.9
    Interest and other income...........................     0.4      1.2      0.1      0.1      0.1
    Interest expense....................................    (7.2)    (7.7)    (8.1)    (8.5)    (8.8)
                                                          ------   ------   ------   ------   ------
    Net income(1).......................................  $ 45.2   $ 50.5   $ 20.3   $ 22.7   $ 34.2
                                                          ======   ======   ======   ======   ======
THE ACQUIRED GROUP'S SHARE OF:
  Net income(2).........................................  $ 36.3   $ 44.8   $ 17.5   $ 19.6   $ 29.6
  Cash distributions....................................    29.6     39.5     18.1     24.5     31.9
BALANCE SHEET DATA AT END OF PERIOD:
  Property and equipment, net...........................    68.1   $ 70.9   $ 73.8   $ 80.6   $ 87.2
  Total assets..........................................    97.1     97.0     99.0     99.8    107.3
  Long-term debt (including current portion)............    63.5     68.4     71.8     74.9     77.7
  Partners' capital.....................................    27.9     20.1     14.4     15.1     20.8
SELECTED OPERATING INFORMATION:
  Megawatt-hours generated (thousands)..................   1,431    1,400    1,330    1,351    1,386
  Average heat rate (without steam credit)(4)...........   9,255    9,183    9,285    9,215    4,184
  Average heat rate (with steam credit)(4)..............   8,787    8,278    8,449    8,370    8,141
  Average equivalent availability.......................      96%      95%      94%      97%      98%
  Steam produced (millions of pounds)...................   1,031    1,056      927      952      975

---------------

(1) Subsequent to February 4, 1999, electricity and steam revenues have been reduced by the fee paid to a former affiliate of $1.4 million and $0.1 million, respectively. See Note 3 to the Audited Financial Statements of Cogen Technologies New Jersey Operating Partnerships included herein.

(2) Bayonne Venture's net income allocated to our company is before amortization of the excess of the purchase price over the fair value of the underlying net assets of Bayonne Venture totaling $20.2 million.

(3) Bayonne Venture's financial data is shown at historical cost and does not reflect an allocation of the excess purchase price paid by our company.

(4) Btu/Kilowatt-hour.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     East Coast Power L.L.C. is a Delaware limited liability company that was formed in December 1998 by JEDI II, a limited partnership in which Enron Corp. and CalPERS each own a 50% interest. On February 4, 1999, our limited liability company agreement was amended and restated to convert JEDI II's initial membership to that of a Class A Member and to admit Enron North America Corp. (formerly Enron Capital & Trade Resources Corp.), a wholly owned subsidiary of Enron, and CalPERS as Class B members. On February 4, 1999, we acquired equity interests in three power generation facilities located in Linden, Bayonne and Camden, New Jersey. The facilities have a total nameplate capacity of 1,037 megawatts of generating capacity. In 1998, the facilities produced a total of
6.36 million megawatt hours of electricity and 5.71 billion pounds of steam. Our activities are limited to the ownership, operation and possible expansion of the facilities.

     On August 13, 1999, Enron North America transferred its Class B membership interest in our company (representing 50% of the total Class B membership interests) to ECP Holding Company. Also on August 13, 1999, ECP Holding Company transferred a 49% Class A membership interest and a 49% Class B membership interest in our company to Mesquite Investors, L.L.C., a Delaware limited liability company which is jointly owned by El Paso Energy Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. Our limited liability company agreement was amended and restated on August 13, 1999 to admit Mesquite Investors as a Class A and Class B Member and to provide for certain preferential distributions to ECP Holding Company in the event of certain contract restructuring or capital projects.

     Certain historical financial information presented in this Form 10-K represents the combined results of operation and financial position of the three entities we acquired in the acquisition (Linden Ltd., Camden GP and McNair Energy Services Corporation, which comprise the Cogen Tech Group). These entities were, directly or indirectly, the general partners of the partnerships that owned the facilities prior to the closing of the acquisition. We refer to these acquired entities as the "Acquired Group." We accounted for the acquisition on the basis of purchase accounting. Accordingly, our investment in the partnerships that own the facilities was increased by an amount equal to the excess of the purchase price allocated to such partnerships over the historical basis in the partnerships.

THE ACQUISITION

     We acquired our interests in the facilities in February 1999 for $1.277 billion. For the reasons discussed below, our results of operations for the period from February 4, 1999 through December 31, 1999 are not comparable to the results of operations for the Acquired Group for the comparable period last year, and we expect our results of operations in future periods to continue to differ materially from the historical results of the Acquired Group.

Operating, General and Overhead Expenses

     We expect our general and administrative expense to differ materially from the operating overhead and general and administrative expense reflected in the historical operations of the Acquired Group, and such difference is reflected in our results for the period from February 4, 1999 through December 31, 1999 as described below. We employ approximately 30 persons, compared with approximately 55 employees of the Acquired Group. We also expect to realize significant savings compared to historical operations in travel and entertainment, professional fees, management information systems, political and charitable contributions and insurance.

     We will also experience cost savings compared to the Acquired Group as a result of transactions consummated at the time of the acquisition. In connection with the acquisition, Linden Venture and Camden Venture made one-time payments to terminate agreements with affiliates with respect to management and gas management fees. The payments made to terminate these agreements were made from capital contributions from the sellers. There are no charges relating to these agreements in our financial statements for periods after the closing of the acquisition. During the year 1998 and the period prior to the acquisition in 1999, equity in earnings of affiliates for the Acquired Group reflected costs attributable to the terminated agreements (excluding the costs to buy out such agreements in the 1999 period) of $4.9 million and $0.3 million, respectively, for Linden Venture and $1.3 million and $0.1 million, respectively, for Camden Venture. The results of operations for the Acquired Group in the year 1998 also includes operating overhead of $16.3 million for development bonuses earned during the period (including $14.5 million of one-time payments to buy out such development bonuses). The development bonuses were eliminated in connection with the acquisition and will not affect our results of operations for periods after the acquisition. Finally, the results of operations for the Acquired Group in the year 1998 include general and administrative expense of $6.0 million relating to the use of a private aircraft that is not available to our company.

Linden Receivable

     Interest and other income of the Acquired Group relates primarily to an account receivable for amounts owed to Linden Ltd. by a former affiliate. In connection with the acquisition, the receivable was distributed to the sellers in their capacity as partners of Linden Ltd. Since the receivable was essentially an "intercompany" transaction within this group of sellers, amounts related to the receivable are not relevant to our operations after the acquisition. Amounts under "Allowance for long-term receivable" relate entirely to such receivable. The receivable appears on the balance sheet of the Acquired Group at December 31, 1998 as a $149.0 million account receivable, affiliate.

Interest in Bayonne Venture

     In July 1998, the Acquired Group acquired an additional 5.25% partnership interest in Bayonne Venture from an unaffiliated party for $12.5 million in cash. On a pro forma basis, assuming this transaction took place on January 1, 1998, the Acquired Group's equity in the earnings of Bayonne Venture for the year 1998 would have increased by $1.5 million and net income would have increased by $1.0 million.

LINDEN DISTRIBUTABLE CASH

     The Linden Venture partnership agreement divides cash distributions between our subsidiary Linden Ltd. and our minority partner. Under the partnership agreement, our minority partner receives 99% of distributable cash up to a capped amount per month. The capped amount of approximately $4.3 million per month through September 1998 was reduced to $3.0 million in October 1998. The reduction in the cap will permit us to receive additional distributions of approximately $1.3 million per month from Linden Venture through September 2001. After September 2001, the cap amount will increase to between $4.3 and $4.8 million per month. See "-- Liquidity and Capital Resources -- Linden Structure, Indebtedness and Cash Distributions."

POWER PURCHASE AGREEMENTS

     Our facilities sell their electric output pursuant to long-term power purchase agreements with investor-owned utilities. Each of our utility power purchasers has an investment-grade senior debt rating. Our facilities historically have provided consistent and substantial cash distributions, reflecting in part the fixed payment components of the power purchase agreements.

     The power purchase agreements for our facilities typically include a fixed capacity payment, an escalating operations and maintenance payment tied to an inflation index and a fuel expense component tied to the utility's weighted average cost of gas ("WACOG") or another measure. The fuel components of the Camden and Bayonne power purchase agreements historically have been well correlated to our actual fuel costs. The fuel component in one of the Bayonne agreements is based on the utility's prior year's WACOG resulting in a lag between reimbursement of fuel costs and actual costs. This provision has not had a material impact on the Bayonne Facility although it does create variations between fuel costs and fuel pricing in any given year.

     The fuel component in the Linden power purchase agreement is based on a cap indexed to the purchaser's, Con Ed's, weighted average cost of gas. Con Ed reimburses the project for Linden Venture's actual fuel costs throughout the year. At the end of the contract year (April 30), actual costs are compared to the cap. If Linden Venture's fuel costs exceed the cap, Linden Venture reimburses Con Ed for the excess over the next 12 months. If fuel costs are below the cap, Linden Venture and Con Ed split the difference on a 50/50 basis and Con Ed reimburses Linden Venture for its share of the savings over the next 12 months. Linden Venture's fuel costs have exceeded the cap established by Con Ed's WACOG in four of the past six years. Con Ed purchases gas both for distribution to its local gas customers and as fuel for its gas-fired generating plants. Con Ed's WACOG for distribution to its gas customers historically has been higher than its WACOG for generation. This difference reflects the fact that Con Ed's WACOG includes both the commodity cost of its gas purchases and transportation charges, including reservation charges for firm transportation. When Con Ed has had increased demand for gas to run its power plants, the effect is to lower Con Ed's WACOG by lowering the per unit cost of gas transportation. Linden Venture's results in 1997 and 1998 were adversely affected by a nuclear plant outage which increased Con Ed's gas purchases to run gas-fired power plants and therefore lowered Con Ed's WACOG. We expect Con Ed's WACOG to increase (adjusted for commodity prices) as a result of the sale of its gas-fired generation assets in late 1999. However, the effect of the historical costs will continue to be felt through the contract year which expires at the end of April 2000. Distributions to us from Linden Venture will continue to be impacted by our ability to manage our fuel costs against Con Ed's WACOG. See "Item 1. Business -- The Linden
Facility -- Linden Power Purchase Agreement."

LINDEN STEAM AGREEMENTS

     The Linden facility provides steam to Infineum USA L.P. and sells steam to Bayway Refining Company under separate agreements. The Infineum steam sale agreement provides that Linden Venture's maximum delivery obligation is 181,000 lbs/hr for the months of October through and including May and 109,000 lbs/hr for the months of June through and including September. As a result of the pricing and credit provisions of the Infineum agreement, Infineum does not pay Linden Venture for any of the steam take up to the contract limit. If Infineum increases its steam take up to the maximum allowed under the contract, distributions to our company from Linden Venture could be reduced by approximately $1.3 million per year.

RESULTS OF OPERATIONS

East Coast Power L.L.C. -- Year Ended December 31, 1999

     Our results of operations for the year ended December 31, 1999 include the effect of the results of operations of the Acquired Group for the period subsequent to the acquisition (February 5 to December 31, 1999). Unless otherwise indicated, discussions with respect to Linden Venture, Camden Venture and Bayonne Venture reflect the results of operations for the years ended December 31, 1999 and 1998.

     Our equity in earnings of affiliates for the year ended December 31, 1999 totaled $59.7 million. Our equity in earnings is reflected net of amortization expense of $72.3 million representing the amortization of the excess of the purchase price allocated to each Venture and the historical equity in such Venture. See Notes 2 and 3 to the East Coast Power L.L.C. audited financial statements included herein. We received $117.2 million in cash distributions during the period subsequent to the acquisition.

          Linden Venture. Revenues increased to $277.1 million for the year ended December 31, 1999 as compared to revenues of $274.1 million for the year ended December 31, 1998. Electricity revenues increased by $4.1 million due primarily to a higher fuel component. However, the full impact of higher fuel cost could not be passed on under our contracts. For instance, electricity revenues in the year ended December 31, 1999 reflected a $10.9 million limitation in the Linden power purchase agreement on the pass-through of fuel costs compared with a $7.0 million limitation in the prior period. Steam revenues declined by $1.1 million primarily due to lower fuel costs, which are a component in the determination of the sales price of steam, and the change in the amount of steam taken by Infineum. See "-- Linden Steam Agreements." Costs and expenses totaled $216.2 million in the year ended December 31, 1999, including one-time charges of $46.4 million to terminate a management services agreement and $6.0 million to terminate a gas management agreement. These amounts are included in general and administrative and fuel costs, respectively. Excluding these charges, costs and expenses decreased to $163.8 million for the year ended December 31, 1999 from $167.2 million for the year ended

     December 31, 1998, primarily as a result of a $2.8 million decrease in costs associated with the major planned outage and a $6.2 million decrease in general and administrative expense as a result of the elimination of the GP management fee offset by the $3.9 million increase in the pass-through of fuel costs described above.

          Linden Venture had net income of $65.3 million in the year ended December 31, 1999 after $52.4 million of one-time charges discussed above, compared to net income of $107.7 million in the year ended December 31, 1998. Linden Venture made cash distributions of $129.4 million in the year ended December 31, 1999 compared to $123.7 million during the year ended December 31, 1998. The one-time charges of $52.4 million were allocated 100% to the Acquired Group, resulting in a net income allocation of $39.8 million to the Acquired Group for the year ended December 31, 1999. Excluding these one-time charges, the Acquired Group was allocated earnings of $92.2 million in the year ended December 31, 1999 compared to earnings of $73.3 million in the year ended December 31, 1998. The Acquired Group's share of Linden Venture cash distributions in the year ended December 31, 1999 was $90.6 million compared to $74.0 million in the prior period. This increase in cash distributions primarily relates to a high percentage of earnings being allocated to the Company for the period from October 1998 through September 2001 (see Note 3 to the Company's 1999 financial statements).

          Subsequent to the acquisition, Linden Venture reported earnings of $107.7 million and made cash distributions of $109.7 million. Our share of such earnings, $84.6 million, are included in our results of operations for the period ended December 31, 1999, and our share of such cash distributions, $77.2 million, are included in cash flows for the year ended December 31, 1999. Our equity in the earnings of Linden Venture, $43.9 million, is reported net of $40.3 million of amortization of the excess of our investment in Linden Venture over our share of Linden Venture's equity.

          Camden Venture. Revenues remained flat at $73.4 million for the year ended December 31, 1999 compared to $73.1 million for the year ended December 31, 1998. Costs and expenses totaled $63.6 million in the year ended December 31, 1999, including one-time charges of $12.8 million to terminate a management services agreement and $1.6 million to terminate a gas management agreement. These amounts are included in general and administrative and fuel costs, respectively. Excluding these charges, costs and expenses increased from $45.7 million in the year ended December 31, 1998 to $49.2 million in the year ended December 31, 1999 primarily as a result of a major planned outage totaling $5.0 million in 1999.

          Camden Venture had a net income of $4.5 million in the year ended December 31, 1999 after $14.4 million of one-time charges discussed above, compared to a net income of $20.4 million for the year ended December 31, 1998. Camden Venture made cash distributions of $18.9 million for the year ended December 31, 1999 compared to $18.3 million for the year ended December 31, 1998. The one-time charges of $14.4 million were allocated 100% to the Acquired Group resulting in a net loss allocation of $0.7 million to the Acquired Group for the year ended December 31, 1999. Excluding these one-time charges, the Acquired Group was allocated earnings of $13.7 million in the year ended December 31, 1999 compared to earnings of $15.0 million in the year ended December 31, 1998. The Acquired Group's share of Camden Venture cash distributions in the year ended December 31, 1999 was $12.5 million compared to $15.0 million in the year ended December 31, 1998.

          Subsequent to the acquisition, Camden Venture reported earnings of $15.7 million and made cash distributions of $16.5 million ($13.3 million excluding a $3.3 million special distribution to the limited partner in connection with the acquisition). Our share of these earnings, $11.1 million, is included in our results of operations for the year ended December 31, 1999, and our share of these cash distributions, $10.4 million, is included in cash flows for the year ended December 31, 1999. Our equity in the earnings of Camden Venture, $(0.7) million, is reported net of $11.8 million of amortization of the excess of our investment in Camden Venture over our share of Camden Venture's equity.

          Bayonne Venture. Revenues decreased from $116.6 million in the year ended December 31, 1998 to $108.3 million in the year ended December 31, 1999. Electricity revenues for the year ended December 31, 1998 include a $6.4 million fuel component adjustment related to 1997 and 1996 operations.

     Excluding the adjustment, electricity revenues were $1.9 million lower in the year ended December 31, 1999. Costs and expenses decreased from $59.6 million in the year ended December 31, 1998 to $56.3 million in the year ended December 31, 1999, primarily due to a $4.7 million decrease in costs relating to major overhauls. The other income included in the year ended December 31, 1998 represents interest related to the previously mentioned fuel component adjustment.

          Bayonne Venture had net income of $45.2 million in the year ended December 31, 1999, compared to earnings of $50.5 million in the year ended December 31, 1998, and made cash distributions of $37.4 million in the year ended December 31, 1999, compared to $44.7 million in the year ended December 31, 1998. The Acquired Group's share of Bayonne Venture's net income in the year ended December 31, 1999 was $36.3 million compared to $44.8 million in the year ended December 31, 1998, and the Acquired Group's share of Bayonne Venture's cash distributions in the year ended December 31, 1999 was $29.6 million compared to $39.5 million in the year ended December 31, 1998.

          Subsequent to the acquisition, Bayonne Venture reported earnings of $39.6 million and made cash distributions of $32.3 million. Our share of these earnings, $36.3 million, is included in our results of operations for the year ended December 31, 1999, and our share of these cash distributions, $29.6 million, is included in cash flows for the year ended December 31, 1999. Our equity in the earnings of Bayonne Venture, $16.1 million, is reported net of $20.2 million of amortization of the excess of our investment in Bayonne Venture over our share of Bayonne Venture's equity.

     General and administrative costs (including operating overhead) for our company totaled $11.2 million for the year ended December 31, 1999, compared to the Acquired Group's costs of $2.6 million in the one-month period in 1999 and $41.8 million in the year ended December 31, 1998. The reasons for the lower costs reported by our company are discussed in "--The Acquisition -- Operating, General and Overhead Expenses."

     We recorded interest expense of $88.5 million for the year ended December 31, 1999. This amount includes $82.4 million in interest expense related to the bridge loan, the senior secured notes, the Enron subordinated note and the Linden Ltd. term loan, a $6.8 million write-off of deferred costs related to the bridge loan, the Linden Ltd. term loan and the senior secured notes offset by a $0.6 million amortization of the Linden Ltd. term loan premium. See "-- Liquidity and Capital Resources -- Acquisition Financing."

     Our loan agreements require us to maintain compliance with certain financial covenants, among other things. We believe that we are in compliance with the terms and conditions of the loan agreements.

Acquired Group -- Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Equity in the earnings of affiliates of the Acquired Group increased from $103.7 million in 1997 to $132.9 million in 1998. Cash distributions to the Acquired Group from its affiliates increased from $102.3 million to $128.5 million over the same period.

          Linden Venture. Revenues decreased from $299.0 million in 1997 to $274.1 million in 1998. Electricity revenues decreased by $20.7 million from period to period due primarily to a lower fuel component. Electricity revenues also reflected a $7.0 million limitation in the Linden power purchase agreement on the pass-through of fuel costs in 1998 compared with a $4.7 million limitation in 1997. Steam revenues declined by $4.2 million from period to period due primarily to a lower fuel price component and lower steam take. The decline in revenues was more than offset by a $29.3 million decrease in operating costs. This decrease in operating costs was primarily due to a $20.0 million decrease in fuel costs, a $6.9 million decrease in depreciation expense as a result of the change in estimated useful life of the facility and a $2.1 million decrease in operations and maintenance costs, primarily reflecting a $1.9 million payment made in 1997 to terminate an operations and maintenance agreement and lower maintenance costs. As a result of the decline in expenses, net income increased from $103.6 million in 1997 to $107.7 million in 1998. The Acquired Group's share of net income increased from $71.8 million in 1997 to $73.3 million in 1998. However, cash distributions to the Acquired Group decreased from $75.6 million to $74.0 million over the same period, primarily reflecting changes in working capital.

          Camden Venture. Revenues decreased from $80.2 million in 1997 to $73.1 million in 1998 due primarily to a lower fuel component. The decrease in revenues from period to period was more than offset by a $11.1 million decrease in operating costs during the period. This decrease in costs was primarily due to a $5.9 million decrease in fuel costs, a $3.2 million decrease in depreciation expense due to the change in the estimated life of the facility and a $1.4 million decline in operations and maintenance costs, primarily reflecting a $1.4 million payment made in 1997 to terminate an operations and maintenance agreement. Net income increased from $16.1 million in 1997 to $20.4 million in 1998. The Acquired Group's share of net income increased from $14.7 million in 1997 to $15.0 million in 1998. Income before depreciation increased $1.1 million (all depreciation is allocated to the limited partner until its capital account equals zero); however, an increase in debt principal payments, which are a factor in the amount of net income allocated to the limited partner, resulted in a decrease in the Acquired Group's share of net income. Cash distributions to the Acquired Group increased from $8.6 million to $15.0 million from period to period, primarily reflecting lower capital expenditures for the year.

          Bayonne Venture. Revenues increased from $96.5 million in 1997 to $116.6 million in 1998. Electricity revenues increased by $20.0 million from period to period due primarily to a $6.4 million fuel component adjustment related to 1997 and 1996 operations and a higher fuel component. The fuel component adjustment reflects an adjustment agreed to by one of the power purchasers in the first quarter of 1998 based upon an audit of the power purchaser's calculation of the weighted average cost of gas for prior periods. The fuel component in one of the Bayonne power purchase agreements is tied to the utility's weighted average cost of gas for the prior year, resulting in a time lag in the pass-through of fuel costs under the contract. For example, while the fuel component was higher in 1998 than 1997, the cost of fuel decreased by $4.6 million from 1997 to 1998 due to a decline in fuel prices. Operations and maintenance costs remained virtually flat from 1997 to 1998. Depreciation expense decreased $3.9 million from period to period reflecting the change in the estimated useful life of the facility. Interest expense declined by $0.4 million from period to period, reflecting lower debt outstanding, and interest income increased $1.1 million, reflecting interest on the previously discussed fuel component adjustment. Net income increased from $20.3 million in 1997 to $50.5 million in 1998. The Acquired Group's share of net income increased from $17.5 million in 1997 to $44.8 million in 1998, and cash distributions to the Acquired Group increased from $18.1 million to $39.5 million over the same period.

     Operating overhead of the Acquired Group increased from $11.6 million in 1997 to $21.6 million in 1998. Operating overhead in 1998 includes $14.5 million to "buy out" development bonuses which certain employees were eligible to receive in subsequent periods and $1.8 million for development bonuses earned during the year. General and administrative expenses of the Acquired Group increased from $19.9 million in 1997 to $20.2 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Acquisition Financing

     We financed the acquisition in part with an $831 million bridge loan and a $250 million subordinated note issued by us to Enron. We repaid all amounts outstanding under the bridge loan and a portion of the amount outstanding under the Enron subordinated note with the proceeds of the offering of the outstanding notes and an equity contribution by JEDI II. The Enron subordinated note bears interest at 9% per annum and matures on July 15, 2017.

     On April 20, 1999 we sold $850.0 million of senior secured notes in three tranches as follows: $296.0 million of 6.737% notes due 2008, $236.0 million of 7.066% notes due 2012 and $318.0 million of 7.536% notes due 2017. The 2008 notes bear interest at 6.737% per year and are repayable in 36 quarterly installments of varying amounts beginning on June 30, 1999, with the final payment due March 31, 2008. The June 30, 1999 payment of $12.1 million and the September 30, 1999 payment of $3.9 million and the December 31, 1999 payment of $4.0 million reduced the original principal amount of the 2008 notes to $275.9 million. The 2012 notes bear interest at 7.066% per year and are repayable in 17 quarterly installments of varying amounts beginning on March 31, 2008, with the final payment due March 31, 2012. The 2017 notes bear interest at 7.536% per year and are repayable in 22 quarterly installments of varying amounts beginning on March 31, 2012, with the final payment due June 30, 2017. Interest on the outstanding notes is payable quarterly, with the first interest payment made on June 30, 1999.

     The outstanding notes are senior secured obligations which rank senior in right of payment to all existing and future subordinated indebtedness and pari passu in right of payment with all existing and future senior secured indebtedness. In addition, the outstanding notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of our subsidiaries and to the distribution rights of minority partners in the ventures. The outstanding notes are secured by the pledge by our owners of their interest in our company, our pledge of our ownership interests in certain of our subsidiaries that own indirect interests in the facilities and the pledge of Linden Ltd.'s $289.6 million intercompany subordinated note payable to us.

     The terms of the outstanding notes limit our ability to pay dividends, incur additional indebtedness, make payments on subordinated debt and make certain other restricted payments. The terms of the outstanding notes also require us to fund a debt service reserve account unless we provide acceptable debt service credit support in the form of an Enron undertaking or an acceptable letter of credit. Enron has provided the required undertaking, and, therefore, we are not currently funding the debt service reserve account.

     Also on April 20, 1999, in accordance with the terms of the limited liability company agreement, JEDI II made an $80.0 million capital contribution to us.

     The proceeds from the sale of the outstanding notes and the capital contribution by JEDI II were used to repay the bridge loan, make a $25.0 million cash distribution to Enron North America, repay $62.1 million of the principal amount of the Enron subordinated note and make an $11.9 million purchase price adjustment payment in connection with the acquisition. The repayment of the bridge loan resulted in the release of the $25.0 million guaranty on the loan by CalPERS. The release was deemed to be a distribution to CalPERS.

Senior Subordinated Credit Facility

     On December 29, 1999, we entered into a $30.0 million senior subordinated credit facility with Bank of America, N.A. The facility has an initial maturity date of June 30, 2000 which is automatically extended to December 29, 2000 provided that we satisfy certain terms and conditions. Advances under the facility bear interest, payable quarterly, at either the base or the eurodollar rate as elected at the time of borrowing. The base rate is defined as the greater of the federal funds rate plus 1/2% and the Prime Rate (as defined). A commitment fee of 1/2% is payable on the unused portion of the facility. At December 31, 1999 there were base rate advances of $16.0 million outstanding under the facility. The proceeds from the advances were used to acquire the gas turbine from Enron in connection with the planned expansion of the Linden facility. We expect to use the facility to fund our capital expenditure projects and for general corporate purposes.

Capital Expenditures

     Each of the capital expenditures projects described below is subject to certain lender, partner and regulatory or third party consents which may delay or prevent the projects. We are currently planning to finance the projects with cash flow from operations at the project level and borrowings under the $30.0 million senior subordinated credit facility.

     Linden. During February 2000, we entered into an Energy Services Agreement (the "ESA") with Tosco Refining L.P., a subsidiary of Tosco Corporation ("Tosco"), under which we will cause to be constructed, own and operate a 172 megawatt cogeneration facility (the "New Facility") to be located on part of the existing facility's site. In connection with the ESA, we also entered into a ground lease to provide a site for the interconnection of the new facility and three additional ground leases with Bayway Refining providing sites for future development projects. In addition, the ESA contemplates amending the steam sale agreement between Bayway, a subsidiary of Tosco, and Linden Venture to increase the minimum amounts of steam Bayway is required to take. The terms of the ESA provide for a 65 day period following the effective date during which either party may terminate the ESA without cause. The ESA also provides for reimbursement of certain expenditures incurred by ECP in connection with the ESA during the term of the 65 day period provided that certain conditions are met. The Linden Venture partnership and Linden Ltd. loan agreements prohibit, without partner and lender consents, Linden Venture from entering into the ESA, the amendment to the steam sale agreement and the ground leases. It is our intent to assign the ESA and the ground leases to Linden Venture upon receipt of necessary partner and lender approvals or upon the recapitalization of Linden Venture. The New Facility will require a total capital expenditure of approximately $107 million and is expected to be fully operational during the last quarter of 2001.

     Camden. Camden Venture has no planned capital expenditures in 2000.

     Bayonne. Bayonne Venture has no planned capital expenditures in 2000.

Existing Project and Subsidiary Debt

     The following table summarizes the outstanding long-term indebtedness of our subsidiaries and investees at December 31, 1999:

                                                          CURRENT   LONG-TERM   TOTAL    MATURITY
                                                          -------   ---------   ------   --------
                                                                 (IN MILLIONS OF DOLLARS)
Linden Ltd.(1)
  Fixed rate............................................   $ 7.5     $ 79.6     $ 87.1     2007
  Floating rate.........................................     8.1       86.6       94.7     2007
  Working capital.......................................      --       10.0       10.0     2007
                                                           -----     ------     ------
                                                            15.6      176.2      191.8
                                                           -----     ------     ------
Camden Venture(2)
  Term loan -- Tranche A loan...........................     5.6       50.8       56.4     2007
  Term loan -- Tranche B loan...........................     1.1       21.0       22.1     2009
                                                           -----     ------     ------
                                                             6.7       71.8       78.5
                                                           -----     ------     ------
Bayonne Venture(2)
  Term loan.............................................     3.3       59.8       63.1     2008
  Equipment loan........................................     0.4         --        0.4     2000
                                                           -----     ------     ------
                                                             3.7       59.8       63.5
                                                           -----     ------     ------
          Total.........................................    26.0     $307.8     $333.8
                                                           =====     ======     ======

---------------

(1) Does not include a $3.5 million unamortized premium recorded in connection with the acquisition.

(2) Camden Venture and Bayonne Venture are unconsolidated investees.

Linden Structure, Indebtedness and Cash Distributions

     Linden Structure. The following chart shows the Linden ownership structure:

                       [LINDEN OWNERSHIP STRUCTURE CHART]

     The development of the Linden facility was financed through equity contributions to Linden Venture of $25.0 million from Linden Ltd. and $500.0 million from an owner trust created for the benefit of GECC and Dana Capital Corporation, its co-investor. The owner trust receives distributions from Linden Venture on a preferential basis. In addition, the Linden Venture partnership agreement contains certain provisions that effectively restrict Linden Venture from, among other things, entering into certain agreements or commitments, selling or otherwise transferring assets, incurring indebtedness (other than defined permitted indebtedness), creating or allowing any lien on its property (other than defined permitted liens) and amending or modifying project documents.

     Linden Indebtedness. At December 31, 1999, Linden Ltd. had outstanding indebtedness of $191.7 million under the term loan agreement (the "Linden Ltd. Term Loan") with State Street Bank and Trust Company, as trustee. The Linden Ltd. Term Loan is secured by the pledge by Linden Ltd. of its general partnership interest in Linden Venture and certain segregated deposit accounts. The Linden Ltd. Term Loan is comprised of a fixed rate portion, a floating rate portion and a working capital portion, all of which mature September 1, 2007. At December 31, 1999, $87.1 million was outstanding under the fixed rate portion, $94.6 million was outstanding under the floating rate portion, and $10.0 million was outstanding under the working capital portion. The fixed rate portion bears interest at 8.8% with principal and interest payments due quarterly. Principal payments with respect to the fixed rate portion increase by 2.85% each quarter with the principal payment due March 1, 2000 being $1.8 million. The floating rate portion bears interest at LIBOR plus 1.65% (7.48% at December 31, 1999), with principal and interest payments due quarterly. Principal payments with respect to the floating rate portion increase by 2.85% each quarter, with the principal payment due March 1, 2000 being $1.9 million. The working capital portion bears interest at a one month financial commercial paper rate plus 0.55%, with interest payable quarterly.

     The Linden Ltd. Term Loan contains certain restrictions that significantly limit or prohibit, among other things, the ability of Linden Ltd. to:

     - incur indebtedness;

     - make payments of certain indebtedness;

     - pay distributions to its owners;

     - make investments;

     - engage in transactions with affiliates;

     - create liens;

     - sell assets; and

     - engage in acquisitions, mergers and consolidations.

     Linden Cash Distributions. The cash remaining after payment of taxes, operating expenses and maintenance of required reserve funds ("Linden Venture Distributable Cash") is distributed monthly by Linden Venture to Linden Ltd. and the owner trust, in accordance with the allocations described below. Portions of distributions of Linden Venture Distributable Cash to Linden Ltd. are deposited in an escrow account held by Linden Ltd. for the benefit of the owner trust to pay monthly (a) debt service requirements under the Linden Ltd. Term Loan and
(b) amounts required to maintain ratios (the "Required Payment Ratios"), for specified periods, based upon (y) total Linden Venture Distributable Cash, together with the amount of earnings on the working capital fund and interest paid by Linden Venture on working capital loans from Linden Ltd. for such period, to (z) Linden Venture Distributable Cash paid to Linden Ltd. under Linden Tranche 1 (as defined below), together with debt service payments of Linden Ltd. on the Linden Ltd. Term Loan, for the same period. No Linden Venture Distributable Cash may be paid to Linden Ltd. if there exists any default under the Linden Ltd. Term Loan. The Required Payment Ratios are calculated quarterly and are required to be at least 1.2 to 1.0.

     Linden Venture Distributable Cash is paid to the owner trust and Linden Ltd. monthly based on three tranches of payments under the Linden Venture partnership agreement. Linden Ltd. receives 1% and the owner trust, as the limited partner in Linden Venture, receives 99% of Linden Venture Distributable Cash up to a capped amount equal to approximately $3.0 million per month through September 2001 and between $4.3 million and $4.8 million per month after September 2001 ("Linden Tranche 1"). Linden Tranche 1 distributions are set at a level such that, over a period of 22.5 years, the owner trust will be repaid an amount equal to its initial equity investment plus an 8.4% return (including the allocation of venture tax benefits).

     The second tranche ("Linden Tranche 2") is the Linden Venture Distributable Cash remaining after the Linden Tranche 1 payment, up to an amount equal to twice the amount of Linden Tranche 1. Linden Tranche 2 distributions are allocated 99% to Linden Ltd. and 1% to the owner trust. The third tranche ("Linden Tranche 3") is the remaining Linden Venture Distributable Cash in excess of Tranches 1 and 2 and is distributed 10% to the owner trust and 90% to Linden Ltd. The distribution of cash according to the terms summarized above will be in effect until the date (the "Flip Date") which is the earlier of March 17, 2015 or the date upon which the owner trust has achieved a 6.338% return on its initial equity investment. On the Flip Date, distribution of cash according to the above mechanism ends, and all Linden Venture Distributable Cash will then be distributed initially 30% to the owner trust and 70% to Linden Ltd. until the owner trust has achieved a 6.338% after-tax rate of return, at which time the owner trust's distributable percentage will be reduced to 20%. The owner trust's distributable percentage will be further reduced to 10% and finally to 1% when the owner trust has achieved after-tax rates of return of 7.338% and 8.338%, respectively.

     If there is a positive balance in the Arrears Account (as defined) at any time prior to the Flip Date, distributions of Linden Venture Distributable Cash that are normally distributed pursuant to Linden Tranche 2 and Linden Tranche 3 are instead distributed 99% to the owner trust and 1% to Linden Ltd. until the balance in the Arrears Account equals zero, at which time the normal distributions of Linden Tranche 2 and Linden Tranche 3 resume. If a Tax Indemnity Event (as defined) occurs at any time, all amounts of Linden Venture Distributable Cash that are normally distributed to Linden Ltd. are instead distributed to the owner trust until either the balance in the Tax Indemnity Account (as defined) equals zero or the owner trust is made whole from a tax standpoint.

     Upon the occurrence of a special event under the Linden Venture partnership agreement, normal distributions are interrupted and Linden Venture Distributable Cash is instead allocated 99% to the owner trust and 1% to Linden Ltd. Normal distributions of Linden Venture Distributable Cash resume when the owner trust receives a specified rate of return on its equity or the Special Event has ceased to exist, whichever occurs earlier, provided that the Arrears Account does not have a positive balance. In addition, so long as a Special Event is ongoing, the owner trust may exercise certain powers with respect to the management of Linden Venture.

     Among other things, the following occurrences with respect to Linden Ltd. and/or Linden Venture, as applicable, constitute special events which interrupt normal distributions of Linden Venture Distributable Cash:

     - false or misleading representations or warranties or the failure to perform covenants with respect to certain documents;

     - certain defaults in the repayment of certain indebtedness;

     - certain failures of counterparties to perform under certain project documents;

     - voluntary or involuntary bankruptcy, receivership or similar proceedings;

     - judgments in excess of $1,000,000;

     - in certain circumstances, the levying upon, attachment or seizure of property;

     - certain dissolutions and liquidations; and

     - the failure to maintain insurance and certain failures to comply with the terms thereof.

     Historical annual distributions from Linden Venture are set forth in the table below:

                                                    1999         1998         1997
                                                  ---------    ---------    ---------
                                                             (IN MILLIONS)
Linden Venture Distributable Cash
  Distributions to owner trust:
  Linden Tranche 1..............................  $    35.9    $    48.7    $    51.1
  Linden Tranche 2..............................        0.7          0.7          0.8
  Linden Tranche 3..............................        2.2          0.3          0.1
                                                  ---------    ---------    ---------
                                                       38.8         49.7         52.0
                                                  ---------    ---------    ---------
Linden Venture Distributable Cash
  Distributions to Linden Ltd.:
  Linden Tranche 1..............................        0.3          0.5          0.5
  Linden Tranche 2..............................       70.5         70.7         74.1
  Linden Tranche 3..............................       19.8          2.8          1.0
                                                  ---------    ---------    ---------
                                                       90.6(1)      74.0(1)      75.6(1)
                                                  ---------    ---------    ---------
  Total distributions...........................  $   129.4    $   123.7    $   127.6
                                                  =========    =========    =========

---------------

(1) Includes amounts escrowed for payment of the Linden Ltd. Term Loan of $28.6 million, $28.4 million and $28.9 million for 1999, 1998 and 1997, respectively.

Camden Structure, Indebtedness and Cash Distributions

     Camden Structure. The following chart sets forth the ownership structure of Camden Venture:

                       [CAMDEN OWNERSHIP STRUCTURE CHART]

     Camden Indebtedness. Camden Venture is a party to a term loan agreement with GECC (the "Camden Venture Term Loan"). GECC assigned Tranche A of the Camden Venture Term Loan to a group of banks and retained Tranche B. The Camden Venture Term Loan is secured by a lien on the Camden Facility, Camden Venture's revenues and other assets and a pledge of the general partnership interest of Camden GP in Camden Venture. At December 31, 1999, the aggregate outstanding principal balance of Tranche A, which matures May 1, 2007, was $56.4 million. At December 31, 1999, the outstanding principal balance of Tranche B, which matures May 1, 2009, was $22.1 million.

     Tranche A accrues interest at the per annum rate of either (a) 3-month LIBOR plus an increasing margin of 1.00% to 1.625% (1.25% for the period November 3, 1998 to November 1, 2001) or (b) if such loan is in default, a prime rate plus an increasing margin of 2.375% to 3.0% or the fed funds rate plus 2.5%, whichever is higher, with principal and interest payable quarterly. Principal payments with respect to Tranche A increase each quarter by varying amounts ranging from approximately 1.6% to approximately 4.8% of the prior quarter's payment with the principal payment due February 1, 2000 being $1.3 million. Camden Venture has entered into an interest rate swap agreement with GECC to fix the LIBOR portion of the interest rate with respect to Tranche A at 5.945%. The swap agreement has a notional amount equal at all times to the outstanding principal balance of Tranche A. Tranche B accrues interest at the annual rate of 11.4%, with interest and principal payable quarterly. Principal payments with respect to Tranche B increase each quarter by varying amounts ranging from approximately 1.6% to approximately 4.8% of the prior quarter's payment, through May 1, 2007, with the principal payment due February 1, 2000 being $0.3 million, and the final eight principal payments averaging approximately $1.3 million each. Optional prepayments on Tranche B are subject to a yield maintenance premium.

     The Camden Venture Term Loan contains certain restrictions that significantly limit or prohibit, among other things, the ability of Camden Venture or its general partner, Camden GP, to incur indebtedness, make payments of certain indebtedness, pay distributions to its owners, make investments, engage in transactions with affiliates, create liens, sell assets, amend material contracts and engage in acquisitions, mergers and consolidations. In addition, the Camden Venture Term Loan requires Camden Venture to establish and maintain security deposit accounts into which its revenues are deposited and from which reserve accounts are funded and maintained for various obligations, including the repayment of the Camden Venture Term Loan.

     Camden Cash Distributions. Camden Venture Distributable Cash is the cash remaining after the payment of:

     - project expenses;

     - fees and expenses owed to lenders, interest rate swap counterparties and letter of credit issuers under the Camden Venture Term Loan;

     - principal and interest on the Camden Venture Term Loan;

     - reimbursement obligations owed on letters of credit issued under the Camden Venture Term Loan; and

     - reserve amounts required if the fixed charge coverage ratio of the Camden Venture Term Loan is less than 1.2 to 1.0.

Absent the existence of a default under the Camden Venture Term Loan, Camden Venture Distributable Cash is distributed monthly by Camden Venture to Camden GP and GECC in accordance with the allocations described below.

     Camden Venture Distributable Cash is paid to GECC and Camden GP based on two tranches of payments under the terms of Camden Venture's partnership agreement. Under the first tranche ("Camden Tranche 1"), Camden Venture pays to GECC and the other lenders all amounts due for debt service expenses and other obligations pursuant to the Camden Venture Term Loan. Also under Camden Tranche 1, GECC receives 99% and Camden GP 1% of Camden Venture Distributable Cash up to a capped amount equal to approximately $0.3 million to $0.4 million per month through May 2007 and varying amounts thereafter. Camden Tranche 1 distributions are set at a level such that GECC will be repaid an amount equal to its initial equity investment plus a 6.8% return thereon (including the allocation of all venture tax benefits).

     The balance of the Camden Venture Distributable Cash following satisfaction of the Camden Tranche 1 obligations is distributed 99% to Camden GP and 1% to GECC ("Camden Tranche 2"). The distributions of cash according to the above mechanism ends April 1, 2010. Thereafter, Camden Venture Distributable Cash will be distributed 10% to GECC and 90% to Camden GP.

     If there is a positive balance in the monthly arrears account, distributions of Camden Venture Distributable Cash that are normally distributed pursuant to Camden Tranche 2 are instead distributed 99% to GECC and 1% to Camden GP until GECC receives a distribution equal to the then current balance of the monthly arrears account, which is decreased by the amount of such distribution, at which time normal distributions of Camden Tranche 2 resume. If there is a positive balance in the quarterly arrears account, distributions of Camden Venture Distributable Cash that are normally distributed pursuant to Camden Tranche 2, or which are otherwise distributable as a result of a positive monthly arrears account balance as previously discussed, are instead distributed 99% to GECC and 1% to Camden GP until GECC receives a distribution equal to the then current balance of the quarterly arrears account, which is decreased by the amount of such distribution, at which time distributions as a result of a positive monthly arrears account balance are made, if applicable. Otherwise, normal distributions of Camden Tranche 2 resume. If a tax indemnity event occurs at any time, all amounts of Camden Venture Distributable Cash that are normally distributed to Camden GP are instead distributed to GECC until either the balance in the tax indemnity account equals zero or GECC is made whole from a tax standpoint.

     Upon the occurrence of a special event under the Camden Venture partnership agreement, normal distributions are interrupted and Camden Venture Distributable Cash is instead allocated 99% to GECC and 1% to Camden GP. Normal distributions of Camden Venture Distributable Cash resume when GECC receives a specified rate of return on its equity or the Special Event has ceased to exist, whichever occurs earlier, provided that the arrears account does not have a positive balance. In addition, so long as a Special Event is ongoing, GECC may exercise certain powers with respect to the management of Camden Venture.

     Among other things, the following occurrences with respect to Camden GP and/or Camden Venture, as applicable, constitute special events which interrupt normal distributions of Camden Venture Distributable Cash:

     - false or misleading representations or warranties or the failure to perform covenants with respect to certain documents;

     - certain defaults in the repayment of certain indebtedness;

     - certain failures of counterparties to perform under certain project documents;

     - voluntary or involuntary bankruptcy, receivership or similar proceedings;

     - judgments in excess of $1,000,000;

     - in certain circumstances, the levying upon, attachment or seizure of property;

     - certain dissolutions and liquidations; and

     - the failure to maintain insurance and certain failures to comply with the terms thereof.

     Historical annual distributions from Camden Venture are set out in the table below:

                                                              1999    1998    1997
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Payments to GECC and lenders:
  Camden Tranche 1..........................................  $16.3   $16.3   $16.0
  Camden Tranche 2..........................................    0.1     0.1     0.1
                                                              -----   -----   -----
                                                               16.4    16.4    16.1
                                                              -----   -----   -----
Camden Venture Distributable Cash Distributions to Camden
  GP:
  Camden Tranche 1..........................................    0.2     0.1     0.2
  Camden Tranche 2..........................................   12.3    14.9     8.4
                                                              -----   -----   -----
                                                               12.5    15.0     8.6
                                                              -----   -----   -----
          Total Distributions...............................  $28.9   $31.4   $24.7
                                                              =====   =====   =====

Bayonne Structure, Indebtedness and Cash Distributions

     Bayonne Structure. The following chart sets forth the ownership structure of Bayonne Venture:

                      [BAYONNE OWNERSHIP STRUCTURE CHART]

     The original development and construction of the Bayonne Facility was financed through a term loan agreement (the "Bayonne Term Loan") with Prudential Insurance Company of America and approximately $30.0 million in equity contributed by the partners of Bayonne Venture.

     Bayonne Indebtedness. As of December 31, 1999, Bayonne Venture had $63.1 million of outstanding indebtedness under the Bayonne Term Loan. The Bayonne Term Loan is generally non-recourse to the partners of Bayonne Venture and is secured by the Bayonne Facility and other Bayonne Venture assets and all the revenues of Bayonne Venture. This indebtedness matures October 2008 and accrues interest at the per annum rate of 10.85%, with accrued interest and principal payable quarterly. The Bayonne Term Loan is non-callable through September 2002, and thereafter may, at the option of Bayonne Venture, be prepaid at a premium on the prepaid portion thereof calculated at a decreasing percentage which commences at 10.85%.

     The Bayonne Term Loan contains certain restrictions that significantly limit or prohibit, among other things, the ability of Bayonne Venture to incur indebtedness, make payments of certain indebtedness, pay distributions to its owners, make investments, engage in transactions with affiliates, create liens, sell assets and engage in acquisitions, mergers and consolidations. In addition, the Bayonne Term Loan requires Bayonne Venture to create a debt service reserve fund from net cash flow if Bayonne Venture's annual debt service coverage ratio, calculated each quarter using the previous twelve months' financial information, falls below 1.50x. Bayonne Venture must increase the reserve until funds held in such reserve plus the funds available for debt service equal 1.50x the previous twelve months' debt service. Any funds held in such reserve may be released as, and to the extent that, the balance of funds retained in such reserve (if any) together with Bayonne Venture's net cash flow cause Bayonne Venture's coverage ratio to exceed 1.50x. Bayonne Venture has not been required to fund the debt service reserve.

     Bayonne Venture has entered into a commitment letter with Southwest Bank of Texas with respect to a $5.0 million credit facility, which is expected to be used to fund the daily operating cash flow needs of the Bayonne facility. This credit facility has been approved by the partners of Bayonne Venture.

     Bayonne Venture Cash Distributions. The cash remaining after payment of operating expenses, debt service and maintenance of required reserve funds ("Bayonne Venture Distributable Cash") is distributed monthly by Bayonne Venture to each of the partners of Bayonne Venture according to each partner's respective ownership percentages in Bayonne Venture. Under the Bayonne Term Loan, Bayonne Venture is prohibited from making distributions to its partners except in accordance with an approved operating budget. No distributions of Bayonne Venture Distributable Cash may be made if there is a default under the Bayonne Term Loan.

     Historical annual distributions from Bayonne Venture are set forth in the table below.

                                                              1999    1998    1997
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Bayonne Venture Distributable Cash Distributions:(1)
  JEDI Bayonne GP, LLC/NJ Inc. (former managing general
     partner of Bayonne Venture)............................  $29.6   $39.5   $18.1
  Minority general partners.................................    7.8     5.2     2.8
                                                              -----   -----   -----
          Total Distributions...............................  $37.4   $44.7   $20.9
                                                              =====   =====   =====

---------------

(1) Historical annual distributions from Bayonne Venture to its general partners do not correlate with the current ownership percentages of such partners due to the purchase by NJ Inc. of an additional 5.25% interest in Bayonne Venture in July 1998.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer systems and other equipment with embedded chips or processors using two digits instead of four to define a specific year and potentially being unable to process accurately certain data before, during or after the year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

     During 1999, the Company completed its year 2000 readiness plan for its critical information technology and operating systems. The readiness plan involved four phases: assessment, remediation, testing and implementation. Since entering the year 2000, the Company has not experienced any significant year 2000 failures in its own information technology or operating systems or those of its vendors. The Company will continue to monitor these systems throughout the year but does not anticipate any material disruptions.

     We have expended a total of approximately $200,000 on material and approximately six man-months of effort preparing for the year-end rollover and expect to expend an additional one-half man-month of effort to complete our preparations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Statement Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The statement requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. In July 1999, the FASB adopted SFAS No. 137, which defers the required adoption date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. Our analysis of the potential impact of this statement has not been completed.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our company's exposure to interest rate risk results from the Linden Ltd. Term Loan. In regards to the floating rate and working capital portion of this loan, a 10% fluctuation in LIBOR rates and in financial commercial paper rates in effect during the first nine months of 1999 would not have a materially adverse impact on earnings in the last quarter of 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS OF EAST COAST POWER L.L.C.
  Report of Independent Public Accountants..................    52
  Consolidated Statement of Operations of East Coast Power
     L.L.C. for the period February 4, 1999 to December 31,
     1999...................................................    53
  Consolidated Balance Sheet of East Coast Power L.L.C. as
     of December 31, 1999...................................    54
  Consolidated Statement of Cash Flows of East Coast Power
     L.L.C. for the period February 4, 1999 to December 31,
     1999...................................................    55
  Consolidated Statement of Members' Equity of East Coast
     Power L.L.C. for the period February 4, 1999 to
     December 31, 1999......................................    56
  Notes to Consolidated Financial Statements of East Coast
     Power L.L.C. ..........................................    57
AUDITED FINANCIAL STATEMENTS OF COGEN TECH GROUP
  Report of Independent Public Accountants..................    68
  Combined Statements of Income of Cogen Tech Group for the
     periods ended February 4, 1999, December 31, 1998 and
     1997...................................................    69
  Combined Balance Sheets of Cogen Tech Group as of December
     31, 1998 and 1997......................................    70
  Combined Statements of Cash Flows of Cogen Tech Group for
     the periods ended February 4, 1999, December 31, 1998
     and 1997...............................................    71
  Combined Statements of Owners' Equity of Cogen Tech Group
     for the periods ended February 4, 1999, December 31,
     1998 and 1997..........................................    72
  Notes to Combined Financial Statements of Cogen Tech
     Group..................................................    73
AUDITED FINANCIAL STATEMENTS OF COGEN TECHNOLOGIES NEW
  JERSEY OPERATING PARTNERSHIPS
  Report of Independent Public Accountants..................    82
  Combined Statements of Income of Cogen Technologies New
     Jersey Operating Partnerships for the years ended
     December 31, 1999, 1998 and 1997.......................    83
  Combined Balance Sheets of Cogen Technologies New Jersey
     Operating Partnerships as of December 31, 1999 and
     1998...................................................    84
  Combined Statements of Cash Flows of Cogen Technologies
     New Jersey Operating Partnerships for the years ended
     December 31, 1999, 1998 and 1997.......................    85
  Combined Statements of Partners' Capital of Cogen
     Technologies New Jersey Operating Partnerships for the
     years ended December 31, 1999, 1998 and 1997...........    86
  Notes to Combined Financial Statements of Cogen
     Technologies New Jersey Operating Partnerships.........    87

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To East Coast Power L.L.C.:

     We have audited the accompanying consolidated balance sheet of East Cost Power L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, members' equity and cash flows for the period from February 4, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Coast Power L.L.C. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from February 4, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 2000

                            EAST COAST POWER L.L.C.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN MILLIONS OF DOLLARS)

                                                              FOR THE PERIOD FROM
                                                                FEBRUARY 4, 1999
                                                              TO DECEMBER 31, 1999
                                                              --------------------
Revenues
  Equity in earnings of
     Cogen Technologies Linden Venture, L.P.................         $ 44.3
     Camden Cogen L.P.......................................           (0.7)
     Cogen Technologies NJ Venture..........................           16.1
                                                                     ------
                                                                       59.7
Costs and Expenses
  General and administrative................................           11.2
                                                                     ------
Income from Operations......................................           48.5
Other Income (Expense)
  Interest and other income.................................           11.0
  Interest expense..........................................          (88.5)
                                                                     ------
Net Loss....................................................         $(29.0)
                                                                     ======

   The accompanying notes are an integral part of these financial statements.

                            EAST COAST POWER L.L.C.

                           CONSOLIDATED BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                     ASSETS

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Current Assets
  Cash and cash equivalents.................................    $    3.2
  Restricted cash...........................................        12.7
  Other current assets......................................         0.4
                                                                --------
                                                                    16.3
                                                                --------
Investment in Affiliates
  Cogen Technologies Linden Venture, L.P....................       826.7
  Camden Cogen L.P..........................................       188.7
  Cogen Technologies NJ Venture.............................       204.2
                                                                --------
                                                                 1,219.6
                                                                --------
Other Assets................................................        30.6
                                                                --------
                                                                $1,266.5
                                                                ========

                     LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
  Current maturities of long-term debt......................        28.4
  Short-term debt...........................................        16.0
  Accounts payable..........................................    $    0.5
  Accounts payable, affiliate...............................         3.2
  Interest payable..........................................         3.4
  Accrued liabilities.......................................         4.6
                                                                --------
                                                                    56.1
Long-Term Debt..............................................     1,184.7
Commitments and Contingencies (Note 7)
Members' Equity.............................................        25.7
                                                                --------
                                                                $1,266.5
                                                                ========

   The accompanying notes are an integral part of these financial statements.

                            EAST COAST POWER L.L.C.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                              FOR THE PERIOD
                                                                   FROM
                                                               FEBRUARY 4,
                                                                 1999 TO
                                                               DECEMBER 31,
                                                                   1999
                                                              --------------
Operating Activities:
  Net loss..................................................    $   (29.0)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity (in earnings) loss of affiliates
       Cogen Technologies Linden Venture, L.P...............        (44.3)
       Camden Cogen L.P.....................................          0.7
       Cogen Technologies NJ Venture........................        (16.1)
     Distributions received from affiliates
       Cogen Technologies Linden Venture, L.P...............         77.2
       Camden Cogen L.P.....................................         10.4
       Cogen Technologies NJ Venture........................         29.6
     Amortization of deferred financing costs...............          6.6
     Amortization of Linden Ltd. term loan premium..........         (0.6)
  Changes in other operating assets and liabilities
     Decrease in accounts receivable........................          8.6
     Increase in other current assets.......................         (0.4)
     Decrease in accounts payable...........................         (0.5)
     Increase in accounts payable, affiliate................          3.2
     Increase in interest payable...........................          0.4
     Increase in accrued liabilities........................          3.1
                                                                ---------
Net Cash Provided by Operating Activities...................         48.9
                                                                ---------
Investing Activities:
  Acquisition of Acquired Group (net of cash acquired of
     $17.7).................................................     (1,070.7)
  Purchase of turbine.......................................        (16.8)
                                                                ---------
Net Cash Used in Investing Activities.......................     (1,087.5)
                                                                ---------
Financing Activities:
  Short-term borrowings subordinated credit facility........         16.0
  Long-term borrowings under bridge loan....................        831.0
  Long-term borrowings under Enron subordinated note........        250.0
  Long-term borrowings under senior secured notes...........        850.0
  Principal payments on long-term debt......................       (927.2)
  Debt issuance costs.......................................        (20.0)
  Contributions received....................................        105.0
  Distributions paid........................................        (50.3)
                                                                ---------
Net Cash Provided by Financing Activities...................      1,054.5
                                                                ---------
Increase in Cash and Cash Equivalents.......................         15.9
Cash and Cash Equivalents at Beginning of Period............           --
                                                                ---------
Cash and Cash Equivalents at End of Period..................    $    15.9
                                                                =========
Cash Paid for Interest......................................    $    88.9
                                                                =========

   The accompanying notes are an integral part of these financial statements.

                            EAST COAST POWER L.L.C.

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                            (IN MILLIONS OF DOLLARS)

                                                              CLASS A     CLASS B     TOTAL
                                                              -------     -------     ------
Balance at February 4, 1999.................................  $   --      $   --      $   --
  Contributions.............................................    80.0        25.0       105.0
  Distributions.............................................   (25.3)      (25.0)      (50.3)
  Net loss..................................................   (29.0)         --       (29.0)
                                                              ------      ------      ------
Balance at December 31, 1999................................  $ 25.7      $   --      $ 25.7
                                                              ======      ======      ======

   The accompanying notes are an integral part of these financial statements.

                            EAST COAST POWER L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

     East Coast Power L.L.C. (the "Company") is a Delaware limited liability company that was formed on December 18, 1998 by Joint Energy Development Investments II Limited Partnership ("JEDI II"), a limited partnership in which Enron Corp. ("Enron") and the California Public Employees' Retirement System ("CalPERS") each own a 50% interest. On February 4, 1999, the limited liability company agreement of the Company was amended and restated to convert JEDI II's initial membership to that of a Class A Member and to admit Enron North America Corp. ("Enron North America"), formerly Enron Capital & Trade Resources Corp., a wholly-owned subsidiary of Enron, and CalPERS as Class B Members. On August 13, 1999, Enron North America transferred its Class B membership interest in the Company (representing 50% of the total Class B membership interests) to East Coast Power Holding Company L.L.C. ("ECP Holding Company"). Also on August 13, 1999, ECP Holding Company transferred a 49% Class A membership interest and a 49% Class B membership interest in the Company to Mesquite Investors, L.L.C. ("Mesquite Investors"), a Delaware limited liability company and an affiliate of El Paso Energy Corporation. The limited liability company agreement of the Company was amended and restated on August 13, 1999 to admit Mesquite Investors as a Class A and Class B Member and to provide that ECP Holding Company is entitled to certain preferential distributions in the event of certain contract restructuring or capital projects. The Company and its wholly owned subsidiaries own equity interests in and control and operate three power generation facilities located in New Jersey (the "facilities").

     All distributions from the Company will be made to the Class A Members until the Class A Members have received distributions equal to $80.0 million plus specified rates of return. After the Class A Members have received their preferential distributions, all distributions will be made 90% to the Class A Members and 10% to the Class B Members.

     The Company had no assets or liabilities and conducted no operations prior to February 4, 1999. On February 4, 1999 the Company indirectly acquired equity interests in the facilities (the "acquisition") through the acquisition of entities (collectively, the "Acquired Group") that were under the common control of Robert C. McNair, members of his immediate family and related trusts. The Acquired Group included McNair Energy Services Corporation ("MESC"), a Texas corporation, and its wholly owned subsidiary Cogen Technologies NJ, Inc. ("NJ Inc."), a New Jersey corporation, Cogen Technologies Linden, Ltd. ("Linden Ltd."), a Texas limited partnership, and Cogen Technologies Camden GP Limited Partnership ("Camden GP"), a Delaware limited partnership.

     Linden Ltd. is the managing general partner of Cogen Technologies Linden Venture, L.P. ("Linden Venture"), a Delaware limited partnership that owns and operates a 715-megawatt cogeneration facility in Linden, New Jersey. Camden GP is the managing general partner of Camden Cogen L.P. ("Camden Venture"), a Delaware limited partnership that owns and operates a 146-megawatt cogeneration facility in Camden, New Jersey. JEDI Bayonne GP, L.L.C. is the managing general partner of Cogen Technologies NJ Venture ("Bayonne Venture"), a New Jersey general partnership that owns and operates a 176-megawatt cogeneration facility in Bayonne, New Jersey. The Company's interest in Linden Ltd., Camden GP and Bayonne Venture are held through wholly-owned limited liability companies which were formed for the specific and limited purpose of holding the interests in these entities. The financial position and results of operations of these limited liability companies are reflected in the consolidated financial statements of the Company.

     Cash distributions, net income and net losses are allocated to the partners of Linden Venture, Camden Venture, and Bayonne Venture (collectively, the "Ventures") in accordance with the Ventures' partnership agreements, as discussed in Note 3.

                            EAST COAST POWER L.L.C.

  Basis of Consolidation and Presentation

     The accompanying consolidated financial statements present the consolidated financial position of the Company and its wholly-owned subsidiaries as of December 31, 1999 and the results of their operations, cash flows and changes in their members' equity for the period from which it commenced operations on February 4, 1999 to December 31, 1999. All material transactions between the consolidated entities have been eliminated.

     The Company's investments in the Ventures are accounted for using the equity method of accounting since the other partners have substantive participating rights with respect to the partnerships' operations.

  Cash and Cash Equivalents/Restricted Cash

     All highly liquid short-term investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 1999, $12.7 million of the Company's cash was held by Linden Ltd. and all of such cash was restricted either to service Linden Ltd.'s debt or, if necessary, to make working capital loans to Linden Venture.

  Derivative Financial Instruments

     From time to time the Company uses derivatives to manage interest rate risk. The Company's policy is to use derivatives for risk management purposes only and does not enter into such contracts for trading purposes. To date, the Company has entered into one interest rate swap agreement with Enron North America, which was cancelled on April 14, 1999. See Note 5.

     Instruments used as hedges must be effective in managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market values or cash flows of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method as discussed in Note 5.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, and the periods in which certain items of revenue and expense are included. Actual results may differ from such estimates.

  Income Taxes

     As limited liability companies and partnerships, the Company and its consolidated subsidiaries are not subject to state or federal income taxes. Such taxes accrue to the owners of the Company and, accordingly, such income taxes have not been recognized in the consolidated financial statements.

  Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The statement requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. In July 1999, the FASB adopted SFAS No. 137 that defers the required adoption date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. The Company's analysis of the potential impact of this statement has not been completed.

                            EAST COAST POWER L.L.C.

(2) THE ACQUISITION

     On February 4, 1999, the Company acquired the assets and liabilities of the Acquired Group. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, the results of operations of the assets acquired are included in the Company's consolidated financial statements with effect from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired based on their estimated fair values.

     The purchase price of the Acquired Group totaled $1,277.1 million, as follows (in millions):

Adjusted purchase price paid to former owners...............  $1,078.0
Transaction costs paid......................................      10.4
Linden Ltd. debt assumed....................................     209.9
Working capital acquired (including cash of $17.7)..........     (21.2)
                                                              --------
                                                              $1,277.1
                                                              ========

     The purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of acquisition, as follows (in millions):

Value of properties acquired:
  Linden Venture............................................  $  859.6
  Camden Venture............................................     199.8
  Bayonne Venture...........................................     217.7
                                                              --------
                                                               1,277.1
Linden, Ltd. debt assumed...................................    (209.9)
Working capital, excluding cash.............................       3.5
                                                              --------
Cash paid, net of cash acquired.............................  $1,070.7
                                                              ========

     The Company's primary assets are equity investments in the Linden, Camden and Bayonne Ventures. The difference between the purchase price allocated to each Venture and the historical equity in such Venture, totaling $1,197.8 million, is being amortized over the lives of the underlying Venture assets. Such Venture assets consist primarily of property, plant and equipment associated with the facilities, with a remaining life of 20 to 24 years, and power sales contracts with remaining terms ranging from 10 to 18 years.

     During the fourth quarter of 1999, the preliminary purchase price allocation was revised to allocate a substantially all of the purchase price to the power sales contracts which have a shorter life than the facilities, offset by fixed fuel purchase contracts, along with certain other revisions. These revisions resulted in an increase in the amortization of the excess cost over underlying Venture equity of $23.6 million for the period from February 4, 1999 through December 31, 1999.

     The following unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, have been prepared as if the acquisition had occurred January 1 of each respective year. The pro forma results include amortization of the purchase price allocated to the Ventures over the historical equity in the Ventures, interest expense on borrowings related to the acquisition and the reversal of income taxes since the Company is not subject to such taxes. The historical combined results of operations represent the combined results of operations of the Acquired Group for the period January 1, 1999 to February 4, 1999, and the Company for the period February 4, 1999 to December 31, 1999. The pro forma results of operations do not purport to be

                            EAST COAST POWER L.L.C.

indicative of the results that would have occurred had the acquisition occurred January 1, 1999 or 1998, nor do they purport to be indicative of the results of future operations.

                                                           HISTORICAL                 PRO FORMA
                                                 ------------------------------   ------------------
                                                                    THE COMPANY
                                                  ACQUIRED GROUP     2/4/99 TO
                                                 1/1/99 TO 2/4/99    12/31/99      1999       1998
                  (UNAUDITED)                    ----------------   -----------   -------    -------
                                                                (MILLIONS OF DOLLARS)
Revenues........................................      $(51.4)(1)      $ 59.7      $   1.7    $  71.3
Loss from operations............................       (54.0)           48.5        (12.1)      29.5
Loss before income taxes........................       (55.9)          (29.0)      (108.7)     (71.0)
Net loss .......................................      $(57.7)         $(29.0)     $(108.7)   $ (71.0)

---------------

(1) The equity in earnings of affiliates included in the results of operations of the Acquired Group for the period January 1, 1999 to February 4, 1999, includes the effect of $66.8 million in one-time payments made by Linden Venture and Camden Venture to terminate certain management services and gas management contracts.

(3) INVESTMENT IN AFFILIATES

     The following table reflects the changes in the Company's investments in affiliates for the period February 4, 1999 to December 31, 1999 (in millions of dollars):

                                                    LINDEN    CAMDEN    BAYONNE
                                                    VENTURE   VENTURE   VENTURE    TOTAL
                                                    -------   -------   -------   --------
Acquisition of interests..........................  $859.6    $199.8    $217.7    $1,277.1
Equity in earnings................................    84.6      11.1      36.3       131.6
Amortization of excess cost.......................   (40.3)    (11.8)    (20.2)      (72.3)
Distributions received............................   (77.2)    (10.4)    (29.6)     (117.2)
                                                    ------    ------    ------    --------
                                                    $826.7    $188.7    $204.2    $1,219.2
                                                    ======    ======    ======    ========

     At December 31, 1999, the unamortized excess cost over the Company's share of underlying Venture equity totaled $1,125.5 million.

     The following table presents summary balance sheet information for the Company's affiliates at December 31, 1999 (in millions of dollars):

                                                         LINDEN      CAMDEN      BAYONNE
                                                         VENTURE     VENTURE     VENTURE
                                                         -------     -------     -------
Assets
  Current assets.......................................  $ 66.0      $ 20.0       $28.9
  Plant and equipment, net.............................   398.0        99.3        68.1
                                                         ------      ------       -----
                                                         $464.0      $119.3       $97.0
                                                         ======      ======       =====
Liabilities and Partners' Capital
  Current liabilities..................................  $ 27.9      $ 13.1       $ 9.3
  Long-term debt.......................................      --        71.8        59.8
  Other long-term liabilities..........................     2.6          --          --
  Partners' capital....................................   433.5        34.4        27.9
                                                         ------      ------       -----
                                                         $464.0      $119.3       $97.0
                                                         ======      ======       =====

     The Venture financial data is shown at historical cost and does not reflect an allocation of the excess purchase price paid by the Company.

                            EAST COAST POWER L.L.C.

     The following table presents summary income statement information for the Company's affiliates for the periods January 1, 1999 to February 4, 1999 and February 5, 1999 to December 31, 1999 (in millions of dollars):

                                    LINDEN VENTURE                 CAMDEN VENTURE                BAYONNE VENTURE
                             ----------------------------   ----------------------------   ----------------------------
                             FEBRUARY 5 TO   JANUARY 1 TO   FEBRUARY 5 TO   JANUARY 1 TO   FEBRUARY 5 TO   JANUARY 1 TO
                             DECEMBER 31,    FEBRUARY 4,    DECEMBER 31,    FEBRUARY 4,    DECEMBER 31,    FEBRUARY 4,
                                 1999            1999           1999            1999           1999            1999
                             -------------   ------------   -------------   ------------   -------------   ------------
Revenues
  Electricity..............     $243.0          $ 23.9          $65.2          $  8.2          $93.4          $11.1
  Steam....................        9.6             0.6             --              --            3.4            0.4
                                ------          ------          -----          ------          -----          -----
                                 252.6            24.5           65.2             8.2           96.8           11.5
                                ------          ------          -----          ------          -----          -----
Costs and Expenses
  Fuel.....................      114.2            16.2           29.8             4.8           38.0            3.6
  Operating and
     maintenance(1)........       17.1             1.7           10.2             0.5            9.3            0.9
  Depreciation and
     amortization..........       13.7             1.4            3.4             0.4            2.6            0.3
  General and
     administrative(1).....        2.8            47.5            1.0            13.0            0.8            0.3
  Taxes, other than
     income................        1.4             0.2            0.5              --            0.5             --
                                ------          ------          -----          ------          -----          -----
                                 149.2            67.0           44.9            18.7           51.2            5.1
                                ------          ------          -----          ------          -----          -----
Income (Loss) from
  Operations...............      103.4           (42.5)          20.3           (10.5)          45.6            6.4
Other Income (Expense)
  Interest and other
     income................        4.3             0.1            1.6              --            0.4             --
  Interest expense.........         --              --           (6.2)           (0.7)          (6.4)          (0.8)
                                ------          ------          -----          ------          -----          -----
Net Income (Loss)..........     $107.7          $(42.4)         $15.7          $(11.2)         $39.6          $ 5.6
                                ======          ======          =====          ======          =====          =====

------

(1) The results of operations of Linden Venture and Camden Venture for the period ended February 4, 1999 include the effect of one-time payments in connection with the termination of certain gas management and management services agreements of $52.4 million and $14.4 million, respectively.

                            EAST COAST POWER L.L.C.

     The following table presents statement of cash flows information for the Company's affiliates for the periods January 1, 1999 to February 4, 1999 and February 5, 1999 to December 31, 1999 (in millions of dollars):

                                    LINDEN VENTURE                 CAMDEN VENTURE                BAYONNE VENTURE
                             ----------------------------   ----------------------------   ----------------------------
                             FEBRUARY 5 TO   JANUARY 1 TO   FEBRUARY 5 TO   JANUARY 1 TO   FEBRUARY 5 TO   JANUARY 1 TO
                             DECEMBER 31,    FEBRUARY 4,    DECEMBER 31,    FEBRUARY 4,    DECEMBER 31,    FEBRUARY 4,
                                 1999            1999           1999            1999           1999            1999
                             -------------   ------------   -------------   ------------   -------------   ------------
Cash provided by (used in)
  operating activities.....     $ 125.0         $(42.7)         $21.5          $(13.1)         $43.0          $ 3.1
Cash provided by (used in)
  investing activities.....         0.5             --             --              --           (0.1)            --
Cash provided by (used in)
  financing activities.....      (109.8)          32.7          (21.2)           13.9          (39.1)          (4.1)
                                -------         ------          -----          ------          -----          -----
Increase (decrease) in cash
  and cash equivalents.....     $  15.7         $(10.0)         $ 0.3          $  0.8          $ 3.8          $(1.0)
                                =======         ======          =====          ======          =====          =====

     Under the terms of Linden Venture's partnership agreement, monthly cash distributions are allocated, 1% to Linden Ltd. and 99% to the limited partner up to a specified rate of return (approximately $3.0 million per month from October 1998 through September 2001 and between $4.3 million and $4.8 million per month thereafter) ("Tranche 1"), then 99% to Linden Ltd. and 1% to the limited partner up to a capped amount, which is twice the amount of Tranche 1, and the remainder 90% to Linden Ltd. and 10% to the limited partner. During the period subsequent to the acquisition, Linden Ltd. received 70% of Linden Venture's cash distributions. Linden Venture's income before depreciation is allocated to the partners on the basis of cash distributed with any excess primarily allocated 99% to Linden Ltd. Losses are allocated 100% to Linden Ltd. until its capital account equals zero, then to the limited partner until its capital account equals zero, with any remainder allocated 100% to Linden Ltd. Depreciation up to $525.0 million is allocated 5% to Linden Ltd. and 95% to the limited partners. All remaining depreciation is allocated 99% to Linden Ltd. During the period subsequent to the acquisition, Linden Ltd. was allocated 79% of Linden Venture's net income.

     Under the terms of Camden Venture's partnership agreement, monthly cash distributions are allocated 1% to Camden GP and 99% to the limited partner up to a specified cumulative rate of return (approximately $0.4 million per month through May 2007 and varying amounts thereafter) and the remaining available cash for the month is allocated 99% to Camden GP and 1% to the limited partner. Once the limited partner has received its specified rate of return, cash distributions will be allocated 90% to Camden GP and 10% to the limited partner. Camden Venture's debt agreements contain covenants which, among other things, limit Camden Venture's ability to make cash distributions. During the period subsequent to the acquisition, Camden GP received 79% of Camden Venture's cash distributions (excluding a $3.3 million distribution associated with the acquisition to the limited partner). Camden Venture's income before depreciation is allocated as follows: (i) an amount equal to debt principal payments, 100% to the limited partner; (ii) an amount equal to and allocated on the same basis as cash distributed; and (iii) any remainder generally 99% to Camden GP and 1% to the limited partner. Losses are allocated 100% to Camden GP until its capital account equals zero, then to the limited partner until its capital account equals zero, the remainder to Camden GP. Depreciation is allocated 100% to the limited partner until its capital account equals zero and the remainder to Camden GP. During the period subsequent to the acquisition Camden GP was allocated 73% of Camden Venture's net income.

     Under the terms of Bayonne Venture's joint venture agreement, partners are allocated profits and losses and receive cash distributions based on ownership percentage. Bayonne Venture's debt agreements contain covenants which, among other things, limit Bayonne Venture's ability to make cash distributions. The

                            EAST COAST POWER L.L.C.

Company is allocated 91.75% of Bayonne Venture's profits and losses and receives 91.75% of all cash distributions.

     Prior to February 4, 1999, planning, operational and financial management was provided to Bayonne Venture by an affiliate. The affiliate was paid a management fee equal to 1.5% of Bayonne Venture's gross revenues. Subsequent to February 4, 1999, Bayonne Venture continues to pay the fee to the McNair affiliate, however, no services are received. For the period from February 4 to December 31, 1999, the fee was approximately $1.5 million and is shown as a reduction of Bayonne revenues.

(4) DEBT AND FINANCING TRANSACTIONS

     Debt at December 31, 1999 consisted of the following (in millions of dollars):

Long-Term Debt
  Senior Secured Notes......................................  $  830.0
  Enron Subordinated Note...................................     187.9
  Linden Ltd. Term Loan.....................................     195.2
                                                              --------
                                                               1,213.1
  Less current maturities...................................      28.4
                                                              --------
  Long-Term Debt............................................  $1,184.7
                                                              ========
Short-Term Debt
  Senior Subordinated Credit Facility.......................  $   16.0
                                                              ========

     Aggregate maturities of long-term debt for the next five years are as follows: 2000 -- $28.4 million; 2001 -- $37.7 million; 2002 -- $52.3 million;
2003 -- $53.0 million; 2004 -- $51.3 million.

  Bridge Loan

     In connection with the acquisition, on February 4, 1999 the Company borrowed $831.0 million under the terms of the bridge loan agreement. The bridge loan included a $105.0 million tranche bearing interest at LIBOR plus 0.35% and a $726.0 million tranche bearing interest at LIBOR plus 1.25%. The applicable LIBOR rate is the one, three, six or, if commercially available, nine or twelve month rates as elected by the Company. All amounts outstanding under the bridge loan were repaid on April 20, 1999 using a portion of the proceeds from the sale by the Company of $850.0 million of senior secured notes. The repayment resulted in the release of the pledges and assignments serving the bridge loan.

  Senior Secured Notes

     On April 20, 1999, the Company sold $850.0 million of senior secured notes (the "Notes") in three tranches as follows: $296.0 million of 6.737% Notes due 2008 (the "2008 Notes"), $236.0 million of 7.066% Notes due 2012 (the "2012
Notes") and $318.0 million of 7.536% Notes due 2017 (the "2017 Notes"). The 2008 Notes bear interest at 6.737% per annum and are repayable in 36 quarterly installments of varying amounts beginning on June 30, 1999 with the final payment due March 31, 2008. The 2012 Notes bear interest at 7.066% per annum and are repayable in 17 quarterly installments of varying amounts beginning on March 31, 2008 with the final payment due March 31, 2012. The 2017 Notes bear interest at 7.536% per annum and are repayable in 22 quarterly installments of varying amounts beginning on March 31, 2012 with the final payment due June 30, 2017. Interest on the Notes is payable quarterly beginning June 30, 1999.

                            EAST COAST POWER L.L.C.

     The Notes are senior secured obligations which rank senior to all existing and future subordinated indebtedness; rank pari passu in right of payment with all existing and future senior secured indebtedness; and are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries and to the distribution rights of minority partners in the Ventures. The Notes are secured by the pledge by the owners of the Company of their interest in the Company, the pledge by the Company of its ownership interests in certain of the subsidiaries that own interests in the facilities and the pledge of Linden Ltd.'s $289.6 million intercompany subordinated note payable to the Company.

     The Notes may be redeemed at any time at a redemption price that includes a make-whole premium based on comparable treasury securities plus 50 basis points. The Notes are mandatorily redeemable at prices specified in the indenture upon the occurrence of certain events, including certain loss events, power contract buyouts or change of control. In addition, the terms of the Notes limit the Company's ability to pay dividends, incur additional indebtedness, make payments on subordinated debt and make certain other restricted payments. The terms of the Notes also require the Company to maintain compliance with certain financial covenants, including funding a debt service reserve account unless it provides acceptable debt service credit support in the form of an Enron undertaking or an acceptable letter of credit. Enron has provided the required undertaking, and the Company is not currently funding the debt service reserve account. The Company believes it is in compliance with the terms and conditions of the Notes.

     The proceeds from the sale of the Notes and the capital contribution by JEDI II were used to repay the bridge loan, make a $25.0 million cash distribution to Enron North America, repay $62.1 million of the principal amount of the Enron subordinated note and make a $12.0 million purchase price adjustment payment in connection with the acquisition. The repayment of the bridge loan resulted in the release of the $25.0 million guaranty on the loan by CalPERS. The release was deemed to be a distribution to CalPERS.

  Enron Subordinated Note

     In connection with the acquisition, on February 4, 1999 the Company borrowed $250.0 million under the terms of the Enron subordinated note. On April 20, 1999 the Company repaid $62.1 million of the principal amount of the Enron subordinated note with a portion of the proceeds from the sale of the Senior Secured Notes. The prepayment reduced the required principal payments on a pro rata basis. Amounts outstanding under the Enron subordinated note bear interest at 9% per annum and interest is payable quarterly. The principal amount is repayable in 32 installments of varying amounts beginning March 31, 2008, with the final payment due on December 31, 2015. The Enron subordinated note is subordinated to the bridge loan and the Senior Secured Notes.

     The Enron subordinated note contains provisions that allow the lender to assign all or a portion of its interest in the loan to third parties. In the event of such an assignment the lender may, in consultation with the Company, adjust the interest rate and term and other terms and provisions of the agreement, other than the aggregate principal amount of the loan, to achieve an assignment which is satisfactory to the lender. The Enron subordinated note also contains provisions that, among other things, may limit the Company's ability to make distributions to its members. The Company believes it is in compliance with the terms and conditions of the note.

  Linden Ltd.

     In September 1992, Linden Ltd. entered into a $250.0 million Amended and Restated Term Loan Agreement (Linden Ltd. Term Loan) with State Street Bank & Trust Co. which matures in September 2007. At December 31, 1999, $191.7 million was outstanding under the terms of the agreement, comprised of a fixed rate portion ($90.6 million), a floating rate portion ($94.6 million) and a working capital portion ($10.0 million). Under the terms of the agreement, the fixed rate portion bears interest at 8.80% (an unamortized premium balance of $3.5 million is being amortized using the interest method, resulting in an effective interest

                            EAST COAST POWER L.L.C.

rate of approximately 8.06% per annum), the floating rate portion bears interest at LIBOR plus 1.65% and the working capital portion bears interest at a one month financial commercial paper rate plus 0.55%. Principal and interest payments are made quarterly in varying amounts. Borrowings under the agreement are secured by Linden Ltd.'s interest in Linden Venture. The agreement contains certain restrictions that limit or prohibit, among other things, the ability of Linden Ltd. to incur indebtedness, pay distributions, make investments, engage in transactions with affiliates, create liens, sell assets and engage in acquisitions, mergers and consolidations. The Company believes it is in compliance with the terms and conditions of this loan agreement.

  Senior Subordinated Credit Facility

     During December, 1999 the Company entered into a $30.0 million senior subordinated credit facility with a bank. The facility has an initial maturity date at June 30, 2000 which is automatically extended to December 29, 2000 provided that the Company satisfies certain terms and conditions. Advances under the facility bear interest, payable quarterly, at either the base or the eurodollar rate as elected at the time of borrowing. The base rate is defined as the greater of the federal funds rate plus 1/2% and the prime rate. A commitment fee of 1/2% is payable on the unused portion of the facility. At December 31, 1999 there were base rate advances of $16.0 million outstanding under the facility.

  Capital Transactions

     On April 20, 1999, in accordance with the terms of the Company's limited liability agreement, JEDI II made a $80.0 million capital contribution to the Company.

(5) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company entered into a $600.0 million notional amount interest rate swap agreement with Enron North America to hedge its exposure to the floating interest rates of the bridge loan. The agreement was a contract to exchange fixed and floating interest rate payments periodically over the term of the bridge loan without the exchange of the underlying notional amount. Differences paid or received were accrued in the financial statements as part of interest expense on the underlying debt over the life of the agreement. During the period ended December 31, 1999 the Company recorded interest expense of $0.5 million in connection with the interest rate swap. On April 14, 1999 the agreement with Enron North America was cancelled and the Company received a payment of $8.9 million in connection with the cancellation, included in Interest and Other Income in the accompanying Statement of Operations.

(6) RELATED PARTY TRANSACTIONS

     Enron North America provides the Company with services such as legal, finance and human resources. In addition the Company is allocated certain expenses such as building rent and miscellaneous office services. Management believes such charges for services and allocations of expenses represent amounts equivalent to those that could be obtained in the market. During the period ended December 31, 1999, the amount charged to the Company with respect to such costs and services totaled $1.4 million.

     The Company's employees participate in a noncontributory defined benefit retirement plan maintained by Enron and in Enron plans that provide certain medical, life insurance, dental and other benefits to eligible employees. During the period ended December 31, 1999 costs with respect to such employee benefit plans totaled $0.3 million.

     Various commercial lenders have issued letters of credit at the request of Enron on behalf of the Company. At December 31, 1999 there were letters of credit in the amount of $27.1 million outstanding.

                            EAST COAST POWER L.L.C.

     At December 31, 1999 amounts due to Enron Corp. and Enron North America, which are reflected in the consolidated balance sheet as Accounts payable, affiliates, totaled $3.2 million, including $1.6 million due to Enron North America with respect to certain items related to the acquisition.

     In connection with the acquisition and at the request of Enron, Bank of America issued two letters of credit on behalf of the Company: (i) a $22.25 million letter of credit issued to the lenders under the Linden Ltd. term loan which secures the obligations under that loan; and (ii) a $4.4 million letter of credit issued to Public Service Electric & Gas Company of New Jersey which secures certain obligations pursuant to Bayonne Venture's power purchase agreement.

     During December, 1999, in connection with the Linden Venture expansion project (see Note 7) the Company entered into an Assignment and Assumption Agreement (the Agreement) with Enron North America. The Agreement assigned Enron North America's $31.3 million contract to purchase a turbine from General Electric Company to the Company. Under the terms of the agreement the Company paid Enron North America $12.6 million representing the progress payments made. In addition, the Company paid a fee of $3.2 million to Enron North America for the Agreement. These amounts are included in Other Assets on the balance sheet at December 31, 1999. Payment under the purchase contract is due monthly with final payment due in August 2000. The turbine will be transferred to Linden Venture upon finalization of the Energy Services Agreement as described in Note 7.

(7) COMMITMENTS AND CONTINGENCIES

     During February 2000, the Company entered into an Energy Services Agreement (the ESA) with Tosco Refining, L.P., a subsidiary of Tosco Corporation (Tosco), under which the Company will cause to be constructed, own and operate a 172 megawatt cogeneration facility (the New Facility) to be located on part of the existing facility's site. In connection with the ESA, the Company also entered into a ground lease to provide a site for the interconnection of the New Facility and three additional ground leases with Bayway Refining providing sites for future development projects. In addition, the ESA contemplates amending the steam sale agreement between Bayway, a subsidiary of Tosco, and Linden Venture to increase the minimum amounts of steam Bayway is required to take. The terms of the ESA provide for a 65 day period following the effective date during which either party may terminate the ESA without cause. The ESA also provides for reimbursement of certain expenditures incurred by the Company in connection with the ESA during the term of the 65 day period provided that certain conditions are met. The Linden Venture partnership and Linden Ltd. loan agreements prohibit, without partner and lender consents, Linden Venture from entering into the ESA, the amendment to the steam sale agreement and the ground leases. It is the Company's intent to assign the ESA and the ground leases to Linden Venture upon receipt of necessary partner and lender approvals or upon the recapitalization of Linden Venture. The New Facility will require a total capital expenditure of approximately $107 million and is expected to be fully operational during the last quarter of 2001.

     The McNair Interests have indemnified the Company against any and all damages, losses, liabilities and expenses with respect to an environmental lawsuit filed in Louisiana state court against a predecessor entity of MESC.

     There are certain claims and legal actions pending against the Company, its subsidiaries and its equity investees. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

                            EAST COAST POWER L.L.C.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value disclosed herein is not representative of the amount that could be realized or settled. The following table reflects the fair value of debt at December 31, 1999 (in millions of dollars):

                                                              CARRYING    FAIR
                                                               AMOUNT    VALUE
                                                              --------   -----
East Coast Power
  Senior Secured Notes......................................   $829.9    $782.5
  Enron Subordinated Note...................................    187.9     187.9
  Subordinated Credit Facility..............................     16.0      16.0
Linden Ltd..................................................    195.3     194.3

     The fair value of Linden Ltd.'s fixed-rate long-term debt has been determined based on the differential between the fixed interest rate and interest rates of long-term treasury securities at the date of the borrowing and the balance sheet date. The fair value of the Enron subordinated note reflects certain provisions of the agreement related to the assignment of the note. The carrying amount of floating rate debt approximates fair value due to the market-sensitive interest rate on such debt.

     The carrying amount of current assets and liabilities are considered to be reasonable estimates of their fair values due to their short-term nature.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To East Coast Power L.L.C.:

     We have audited the accompanying combined balance sheet of Cogen Tech Group (a group of cogeneration investing entities owned by Robert C. McNair and affiliates) as of December 31, 1998, and the related combined statements of income, owners' equity and cash flows for the periods ended February 4, 1999, December 31, 1998 and 1997. These financial statements are the responsibility of Cogen Tech Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Cogen Tech Group as of December 31, 1998 and the results of their operations and their cash flows for the periods ended February 4, 1999, December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
December 13, 1999

                                COGEN TECH GROUP

                         COMBINED STATEMENTS OF INCOME

                                                              FOR THE PERIOD
                                                              FROM JANUARY 1,     YEAR ENDED
                                                                  1999 TO        DECEMBER 31,
                                                                FEBRUARY 4,     ---------------
                                                                   1999          1998     1997
                                                              ---------------   ------   ------
                                                                  (IN MILLIONS OF DOLLARS)
Revenues
  Equity in Earnings of
     Cogen Technologies Linden Venture, L.P.................      $(44.8)       $ 73.3   $ 71.8
     Camden Cogen L.P.......................................       (11.8)         15.0     14.7
     Cogen Technologies NJ Venture..........................         5.2          44.6     17.2
                                                                  ------        ------   ------
                                                                   (51.4)        132.9    103.7
                                                                  ------        ------   ------
Costs and Expenses
  Operating overhead........................................         0.9          21.6     11.6
  General and administrative................................         1.7          20.2     19.9
                                                                  ------        ------   ------
                                                                     2.6          41.8     31.5
                                                                  ------        ------   ------
Income from Operations......................................       (54.0)         91.1     72.2
Other Income (Expense)
  Interest and other income.................................         0.1          12.6     15.5
  Interest expense..........................................        (2.0)        (19.3)   (21.8)
  Allowance for long-term receivable........................          --            --     10.3
                                                                  ------        ------   ------
Income Before Income Taxes..................................       (55.9)         84.4     76.2
  Income taxes..............................................        (1.8)        (13.3)    (4.1)
                                                                  ------        ------   ------
Net Income..................................................      $(57.7)       $ 71.1   $ 72.1
                                                                  ======        ======   ======

   The accompanying notes are an integral part of these financial statements.

                                COGEN TECH GROUP

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
                                                              (IN MILLIONS
                                                              OF DOLLARS)
Current Assets
  Cash and cash equivalents.................................     $ 12.7
  Accounts receivable, affiliate............................        0.2
                                                                 ------
                                                                   12.9
                                                                 ------
Investments in Affiliates
  Cogen Technologies Linden Venture, L.P....................       62.6
  Camden Cogen L.P..........................................       13.9
  Cogen Technologies NJ Venture.............................        8.7
                                                                 ------
                                                                   85.2
                                                                 ------
Other Assets
  Accounts receivable, affiliate............................      149.0
  Other.....................................................        1.7
                                                                 ------
                                                                  150.7
                                                                 ------
                                                                 $248.8
                                                                 ======

                      LIABILITIES AND OWNERS' EQUITY

Current Liabilities
  Current maturities on long-term debt......................     $ 14.5
  Income taxes payable......................................        4.4
  Interest payable..........................................        1.8
                                                                 ------
                                                                   20.7
Long-Term Debt..............................................      203.5
Deferred Income Taxes.......................................        5.8
Commitments and Contingencies (Note 7)
Owners' Equity..............................................       18.8
                                                                 ------
                                                                 $248.8
                                                                 ======

   The accompanying notes are an integral part of these financial statements.

                                COGEN TECH GROUP

                       COMBINED STATEMENTS OF CASH FLOWS

                                                              FOR THE PERIOD
                                                              FROM JANUARY 1,     YEAR ENDED
                                                                  1999 TO        DECEMBER 31,
                                                                FEBRUARY 4,     ---------------
                                                                   1999          1998     1997
                                                              ---------------   ------   ------
                                                                  (IN MILLIONS OF DOLLARS)
Operating Activities
  Net income................................................      $(57.7)       $ 71.1   $ 72.1
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in earnings of affiliates:
       Cogen Technologies Linden Venture, L.P...............        44.8         (73.3)   (71.8)
       Camden Cogen L.P.....................................        11.8         (15.0)   (14.7)
       Cogen Technologies NJ Venture........................        (5.2)        (44.6)   (17.2)
     Distributions received from affiliates:
       Cogen Technologies Linden Venture, L.P...............        13.4          74.0     75.6
       Camden Cogen L.P.....................................         2.1          15.0      8.6
       Cogen Technologies NJ Venture........................         4.8          39.5     18.1
     Deferred income taxes..................................         0.7           0.3      1.1
     Allowance for long-term receivable.....................          --            --    (10.3)
  Changes in other operating assets and liabilities
     Decrease (increase) in accounts receivable,
       affiliate............................................        (8.4)         (0.2)     5.2
     Decrease (increase) in other current assets............          --           0.1      0.7
     Increase (decrease) in accounts payable, affiliate.....          --         (11.7)    (1.4)
     Increase (decrease) in interest payable................         1.2          (0.2)     0.3
     Increase (decrease) in income taxes payable............        (2.8)          4.3      0.1
     Net change in other assets and liabilities.............        (0.1)          0.1      0.3
                                                                  ------        ------   ------
  Net Cash Provided by Operating Activities.................         4.8          59.4     66.7
                                                                  ------        ------   ------
Investing Activities
  Investment in Cogen Technologies Linden Venture, L.P......       (52.4)           --       --
  Investment in Camden Cogen L.P............................       (17.7)           --       --
  Investment in Cogen Technologies NJ Venture...............          --         (12.5)      --
  Decreases in long-term receivable, affiliate..............          --          68.7     70.0
  Increases in long-term receivable, affiliate..............          --         (56.9)   (62.2)
                                                                  ------        ------   ------
Net Cash Provided by (Used in) Investing Activities.........       (70.1)         (0.7)     7.8
                                                                  ------        ------   ------
Financing Activities
  Principal payments on long-term borrowings................       (12.4)        (12.9)   (16.0)
  Contributions received....................................        82.7            --       --
  Cash distributions........................................          --         (45.7)   (58.3)
                                                                  ------        ------   ------
Net Cash Used in Financing Activities.......................        70.3         (58.6)   (74.3)
                                                                  ------        ------   ------
Net Increase (Decrease) in Cash and Cash Equivalents........         5.0           0.1      0.2
Cash and Cash Equivalents at Beginning of Period............        12.7          12.6     12.4
                                                                  ------        ------   ------
Cash and Cash Equivalents at End of Period..................      $ 17.7        $ 12.7   $ 12.6
                                                                  ======        ======   ======
Cash Payments for
  Income taxes..............................................      $  4.0        $  7.9   $  2.6
                                                                  ======        ======   ======
  Interest..................................................      $  0.8        $ 19.5   $ 21.4
                                                                  ======        ======   ======

   The accompanying notes are an integral part of these financial statements.

                                COGEN TECH GROUP

                     COMBINED STATEMENTS OF OWNERS' EQUITY
                            (IN MILLIONS OF DOLLARS)

Balance at December 31, 1996................................   (20.4)
  Net income................................................    72.1
  Distributions.............................................   (58.3)
                                                              ------
Balance at December 31, 1997................................    (6.6)
  Net income................................................    71.1
  Distributions.............................................   (45.7)
                                                              ------
Balance at December 31, 1998................................    18.8
  Contributions.............................................    82.7
  Net loss..................................................   (57.7)
                                                              ------
Balance at February 4, 1999.................................  $ 43.8
                                                              ======

   The accompanying notes are an integral part of these financial statements.

                                COGEN TECH GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

     The combined financial statements of the Cogen Tech Group (the "Acquired Group") includes McNair Energy Services Corporation ("MESC") and its wholly owned subsidiary Cogen Technologies NJ, Inc., a Delaware corporation ("NJ Inc."), Cogen Technologies Linden, Ltd. ("Linden Ltd.") and Cogen Technologies Camden GP Limited Partnership ("Camden GP"). The financial statements of the Acquired Group are presented on a combined basis since all such entities were under the common control and management of Robert C. McNair, members of his immediate family and related trusts (the McNair Interests) for all periods presented. All material transactions between the combined entities have been eliminated.

     Linden Ltd. is a Texas limited partnership whose general partner, RCM Holdings, Inc., is owned 100% by the McNair Interests. Under the terms of Linden Ltd.'s partnership agreement, RCM Holdings, Inc. is allocated 82% of Linden Ltd.'s profits and losses and receives 82% of all cash distributions. Linden Ltd. provides planning, operational and financial management services as managing general partner of Cogen Technologies Linden Venture, L.P. ("Linden Venture"), a Delaware limited partnership that owns and operates a 715-megawatt cogeneration facility in Linden, New Jersey. The allocation of Linden Venture's income and cash distributions to Linden Ltd. is discussed in Note 3.

     Camden GP is a Delaware limited partnership whose general partner, Cogen Technologies Camden Inc. ("CTCI") is owned 100% by the McNair Interests. Under the terms of Camden GP's partnership agreement, Camden Inc. is allocated 82% of Camden GP's profits and losses and receives 82% of all cash distributions. CTCI provides planning, operational and financial management services as managing general partner of Camden Cogen L.P. ("Camden Venture"), a Delaware limited partnership that owns and operates a 146-megawatt cogeneration facility in Camden, New Jersey. The allocation of Camden Venture's earnings and cash distributions to Camden GP is discussed in Note 3.

     MESC is a Texas corporation that is owned approximately 82% by the McNair Interests and owns 100% of NJ Inc. NJ Inc. provides planning, operational and financial management services as managing general partner for Cogen Technologies NJ Venture ("Bayonne Venture"), a New Jersey general partnership that owns and operates a 176-megawatt cogeneration facility in Bayonne, New Jersey. The allocation of Bayonne Venture's earnings and cash distributions to NJ Inc. is discussed in Note 3.

     The Acquired Group's investments in Linden Venture, Camden Venture and Bayonne Venture are accounted for using the equity method of accounting since the other partners have substantive participating rights with respect to the partnerships' operations.

  Cash and Cash Equivalents/Restricted Cash

     All highly liquid short-term investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 1998, all of the Acquired Group's cash was held by Linden Ltd., and all such cash was restricted either to service Linden Ltd.'s debt or, if necessary, to make working capital loans to Linden Venture.

  Credit Risk

     Financial instruments which potentially subject the Acquired Group to credit risk consist primarily of cash and accounts receivable. Cash accounts are held by major financial institutions, and accounts receivable are with related parties.

                                COGEN TECH GROUP

  Income Taxes

     Federal and state income taxes with respect to Linden Ltd. and Camden GP are not levied at the partnership or corporate levels but rather on the individual partner or shareholder level. Accordingly, such income taxes have not been recognized in the combined financial statements for such entities. MESC accounts for federal and state income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, and the periods in which certain items of revenue and expense are included. Actual results may differ from such estimates.

  Earnings Per Share

     Historical earnings per share have been omitted from the combined statements of income since such information is not meaningful and the historically combined company is not a separate legal entity with a singular capital structure.

(2) THE ACQUISITION

     On February 4, 1999, Linden Venture and Camden Venture terminated their respective management services agreements with Linden Ltd. and Camden GP and Linden Ltd. and Camden GP terminated their respective management services agreements with RCM Management Services, L.P. ("RCM Management"). To terminate such agreements, Linden Ltd. and Camden GP made capital contributions to Linden Venture and Camden Venture of $46.4 million and $12.8 million, respectively, and Linden Venture and Camden Venture made one-time payments to Linden Ltd. and Camden GP of $46.4 million and $12.8 million, respectively. Subsequently, Linden Ltd. and Camden GP made one-time payments to RCM Management of $46.4 million and $12.8 million, respectively. These transactions will be reflected in the financial statements of Linden Ltd., Camden GP, Linden Venture and Camden Venture in the first quarter of 1999. Such transactions have no effect on the liquidity or financial condition of such entities since the amounts necessary to make the payments were provided by contributions from the partners.

     On February 4, 1999, Linden Venture and Camden Venture terminated certain gas management agreements with an affiliate. To terminate such agreements, Linden Ltd. and Camden GP made capital contributions of $6.0 million and $1.6 million to Linden Venture and Camden Venture, respectively, and Linden Venture and Camden Venture made one-time payments to the affiliate of $6.0 million and $1.6 million, respectively. These transactions will be reflected in the financial statements of Linden Venture and Camden Venture in the first quarter of 1999. Such transactions have no effect on the liquidity or financial condition of such entities since the amounts necessary to make the payments were provided by contributions from the partners.

     On February 4, 1999, East Coast Power L.L.C. ("East Coast Power") acquired 47.5% of the general and limited partnership interests in Linden Ltd. for $146.6 million in cash and $250.0 million in Enron Corp. common stock. Subsequently on February 4, Linden Ltd. redeemed the 52.5% of the general and limited partnership interests not controlled by East Coast Power in return for the distribution of $289.4 million in cash and a $149.0 million account receivable from an affiliate. The cash portion of the redemption was paid using

                                COGEN TECH GROUP
the proceeds from a $289.4 million loan from Morgan Stanley & Co. Incorporated. The loan, plus accrued interest of $0.2 million, was repaid on February 5, 1999 using the proceeds from a loan from East Coast Power.

     On February 4, 1999, East Coast Power acquired 100% of the general and limited partnership interests in Camden GP for $140.0 million in cash.

     On February 4, 1999, Camden GP repaid the outstanding balance under its term loan agreement ($12.5 million, including prepayment penalties and accrued interest of $0.3 million). The funds necessary to make the repayments were provided by contributions from the general and limited partners.

     On February 4, 1999, NJ Inc. was merged with and into MESC. Also on February 4, MESC redeemed 90% of its outstanding common shares for $216.0 million in Notes (the "MESC Notes"). Subsequently on February 4, Enron North America Corp. ("Enron North America"), formerly Enron Capital & Trade Resources Corp., a wholly owned subsidiary of Enron Corp., acquired all of the outstanding common shares of MESC for $24.0 million in cash. On February 5, MESC was merged with and into Enron North America and Enron North America contributed its interest in Bayonne Venture to East Coast Power L.L.C. In addition, East Coast Power assumed and subsequently retired the $216.0 million of MESC Notes.

(3) INVESTMENTS IN AFFILIATES

     The following table reflects the changes in the Acquired Group's investments in affiliates (in millions of dollars):

                                                           LINDEN    CAMDEN     BAYONNE
                                                           VENTURE   VENTURE   VENTURE(1)
                                                           -------   -------   ----------
Balance at December 31, 1996.............................    67.1       7.8        (8.0)
Equity in earnings.......................................    71.8      14.7        17.5
Distributions............................................   (75.6)     (8.6)      (18.1)
Amortization of excess cost..............................      --        --        (0.3)
                                                           ------    ------      ------
Balance at December 31, 1997.............................    63.3      13.9        (8.9)
Investment...............................................      --        --        12.5
Equity in earnings.......................................    73.3      15.0        44.8
Distributions............................................   (74.0)    (15.0)      (39.5)
Amortization of excess cost..............................      --        --        (0.2)
                                                           ------    ------      ------
Balance at December 31, 1998.............................  $ 62.6    $ 13.9      $  8.7
                                                           ======    ======      ======

---------------

(1) Through December 31, 1997, NJ Inc. received distributions from Bayonne Venture that were $11.1 million in excess of its proportionate share of Bayonne Venture's partners' capital before distributions. All partners share in liquidation rights to the extent of their individual capital accounts; accordingly, such excess was classified as a long-term liability in the December 31, 1997 balance sheet.

     In July 1998, NJ Inc. purchased an additional 5.25% limited partnership interest in Bayonne Venture for $12.5 million in cash from an unaffiliated party. On a pro forma basis, assuming the transaction took place on January 1, 1998, such transaction would have increased the Acquired Group's equity in the earnings of Bayonne Venture for the year ended December 31, 1998 by $1.5 million and the Acquired Group's net income for such period by $1.0 million. NJ Inc.'s cost in excess of its equity in the underlying net assets of Bayonne Venture at the time of the purchase, $2.6 million, is being amortized over ten years.

                                COGEN TECH GROUP

     The following table presents summary balance sheet information for the Acquired Group's affiliates at December 31, 1998 (in millions of dollars):

                                                LINDEN VENTURE    CAMDEN VENTURE      BAYONNE VENTURE
                                                --------------    --------------      ---------------
Assets
  Current assets..............................      $ 57.0            $ 18.3               $25.9
  Property, plant and equipment, net..........       413.6             103.1                70.9
  Other assets................................          --                --                 0.2
                                                    ------            ------               -----
                                                    $470.6            $121.4               $97.0
                                                    ======            ======               =====

Liabilities and Partners' Capital
  Current liabilities.........................      $ 23.8            $ 11.8               $12.8
  Long-term debt..............................          --              78.5                64.1
  Other long-term liabilities.................         1.5                --                  --
  Partners' capital...........................       445.3              31.1                20.1
                                                    ------            ------               -----
                                                    $470.6            $121.4               $97.0
                                                    ======            ======               =====

     The following table presents summary income statement information for the Acquired Group's affiliates for the years ended December 31, 1998 and 1997 (in millions of dollars):

                                            LINDEN VENTURE     CAMDEN VENTURE    BAYONNE VENTURE
                                           ----------------    --------------    ---------------
                                            1998      1997     1998     1997      1998     1997
                                           ------    ------    -----    -----    ------    -----
Revenues:
  Electricity............................  $262.8    $283.5    $73.1    $80.2    $112.8    $92.8
  Steam..................................    11.3      15.5       --       --       3.8      3.7
                                           ------    ------    -----    -----    ------    -----
                                            274.1     299.0     73.1     80.2     116.6     96.5
                                           ------    ------    -----    -----    ------    -----
Costs and Expenses:
  Fuel...................................   118.1     138.1     33.3     39.2      38.6     43.2
  Operating & maintenance................    22.0      24.1      6.1      7.5      14.4     14.7
  Depreciation & amortization............    15.4      22.3      3.7      6.9       3.0      6.9
  General & administrative...............    10.1      11.4      2.2      2.6       3.1      2.9
  Taxes, other than income...............     1.6       0.6      0.4      0.6       0.5      0.5
                                           ------    ------    -----    -----    ------    -----
                                            167.2     196.5     45.7     56.8      59.6     68.2
                                           ------    ------    -----    -----    ------    -----
Income from Operations...................   106.9     102.5     27.4     23.4      57.0     28.3
Other Income (Expense) Interest and other
  income.................................     0.8       1.1      0.4      0.4       1.2      0.1
  Interest expense.......................      --        --     (7.4)    (7.7)     (7.7)    (8.1)
                                           ------    ------    -----    -----    ------    -----
Net Income...............................  $107.7    $103.6    $20.4    $16.1    $ 50.5    $20.3
                                           ======    ======    =====    =====    ======    =====

                                COGEN TECH GROUP

     The following table presents statement of cash flows information for the Acquired Group's affiliates for the years ended December 31, 1998 and 1997 (in millions of dollars):

                                                 LINDEN VENTURE    CAMDEN VENTURE    BAYONNE VENTURE
                                                 ---------------   ---------------   ---------------
                                                  1998     1997     1998     1997     1998     1997
                                                 ------   ------   ------   ------   ------   ------
Cash provided by operating activities..........  $120.4   $134.4   $24.2    $21.7    $51.2    $26.9
Cash used in investing activities..............    (0.8)    (0.4)   (0.5)    (4.4)    (0.1)      --
Cash used in financing activities..............  (123.7)  (127.6)  (23.9)   (16.7)   (47.2)   (24.0)
                                                 ------   ------   -----    -----    -----    -----
Increase (decrease) in cash and cash
  equivalents..................................  $ (4.1)  $  6.4   $(0.2)   $ 0.6    $ 3.9    $ 2.9
                                                 ======   ======   =====    =====    =====    =====

     Under the terms of Linden Venture's partnership agreement, monthly cash distributions are allocated, 1% to Linden Ltd. and 99% to the limited partner up to a specified rate of return (approximately $3.0 million per month from October 1998 through September 2001 and between $4.3 million and $4.8 million per month thereafter) ("Tranche 1"), then 99% to Linden Ltd. and 1% to the limited partner up to a capped amount, which is twice the amount of Tranche 1, and the remainder 90% to Linden Ltd. and 10% to the limited partner. During 1998, 1997 and 1996, Linden Ltd. received 60%, 59% and 60%, respectively, of Linden Venture's cash distributions. Linden Venture's income before depreciation is allocated to the partners on the basis of cash distributed with any excess primarily allocated 99% to Linden Ltd. Losses are allocated 100% to Linden Ltd. until its capital account equals zero, then to the limited partner until its capital account equals zero, with any remainder allocated 100% to Linden Ltd. Depreciation up to $525.0 million is allocated 5% to Linden Ltd. and 95% to the limited partners. All remaining depreciation is allocated 99% to Linden Ltd. During 1998, 1997 and 1996, Linden Ltd. was allocated 68%, 69% and 72%, respectively, of Linden Venture's net income.

     Under the terms of Camden Venture's partnership agreement, monthly cash distributions are allocated 1% to Camden GP and 99% to the limited partner up to a specified cumulative rate of return (approximately $0.3 million to $0.4 million per month through May 2007 and varying amounts thereafter) and the remaining available cash for the month is allocated 99% to Camden GP and 1% to the limited partner. Once the limited partner has received its specified rate of return, cash distributions will be allocated 90% to Camden GP and 10% to the limited partner. During 1998, 1997 and 1996, Camden GP received 82%, 74% and 83%, respectively, of Camden Venture's cash distributions. Camden Venture's income before depreciation is allocated as follows: (i) an amount equal to debt principal payments, 100% to the limited partner; (ii) an amount equal to and allocated on the same basis as cash distributed; and (iii) any remainder generally 99% to Camden GP and 1% to the limited partner. Losses are allocated 100% to Camden GP until its capital account equals zero, then to the limited partner until its capital account equals zero, the remainder to Camden GP. Depreciation is allocated 100% to the limited partner until its capital account equals zero and the remainder to Camden GP. During 1998, 1997 and 1996, Camden GP was allocated 74%, 91% and 94%, respectively, of Camden Venture's net income.

     Under the terms of Bayonne Venture's joint venture agreement, NJ Inc. is allocated profits and losses and receives cash distributions based on its ownership percentage. Through July 1998, NJ Inc. was allocated 86.5% of Bayonne Venture's profits and losses and received 86.5% of all cash distributions. Subsequent to the acquisition of an additional 5.25% interest in July 1998, NJ Inc. has been allocated 91.75% of Bayonne Venture's profits and losses and received 91.75% of all cash distributions. For the year ended December 31, 1998, NJ Inc. was allocated 89.0% of Bayonne Venture's profits and losses and received 88.4% of all cash distributions.

                                COGEN TECH GROUP

(4) LONG-TERM DEBT

     In September 1992, Linden Ltd. entered into a $250.0 million Amended and Restated Term Loan Agreement with State Street Bank & Trust Co. which matures in September 2007 and is comprised of a fixed rate portion, a floating rate portion and a working capital portion. Under the terms of the agreement the fixed rate portion bears interest at 8.8%, the floating rate portion bears interest at LIBOR plus 1.65% and the working capital portion bears interest at the one month financial commercial paper rate (as reported in Federal Statistical Release H.15
(514) or successor publication) plus 0.55%. Borrowings under the agreement are secured by Linden Ltd.'s partnership interest in Linden Venture. Principal and interest payments are made quarterly at varying amounts in accordance with the terms of the agreement. The agreement contains certain restrictions that limit or prohibit, among other things, the ability to incur indebtedness, make payments of certain indebtedness, pay distributions, make investments, engage in transactions with affiliates, create liens, sell assets and engage in acquisitions, mergers and consolidations.

     In February 1992, Camden GP entered into a $36.5 million Term Loan Agreement with General Electric Capital Corporation (the "Camden GP Term Loan Agreement") which matures in May 2010. Borrowings under the agreement, which totaled $14.8 million, bear interest at the London Interbank Offering Rate (LIBOR) plus 4.25% and are secured by Camden GP's holdings in Camden Venture. Principal and interest payments are made quarterly at varying amounts in accordance with the terms of the agreement.

     At December 31, 1996, NJ Inc. had outstanding $4.4 million under the terms of a term loan agreement with The Prudential Insurance Company of America. Such amount was repaid in 1997.

     Long-term debt at December 31, 1998 consisted of the following (in millions of dollars):

                                                                     1998
                                                              -------------------
                                                              CURRENT   LONG-TERM
                                                              -------   ---------
Linden Ltd.
  Fixed rate................................................   $ 6.7     $ 87.0
  Floating rate.............................................     7.2       94.7
  Working capital...........................................      --       10.0
                                                               -----     ------
                                                                13.9      191.7
                                                               -----     ------
Camden GP...................................................     0.6       11.8
                                                               -----     ------
                                                               $14.5     $203.5
                                                               =====     ======

     Aggregate total maturities during the next five years are as follows:
1999 -- $14.5 million; 2000 -- $16.2 million; 2001 -- $18.1 million;
2002 -- $20.3 million; and 2003 -- $22.7 million.

(5) RELATED PARTY TRANSACTIONS

     Linden Ltd. has advanced funds to Cogen Technologies Financial Services, L.P. ("Financial Services"), an investment company which is controlled by the McNair Interests, which amounted to $149.0 million and $160.8 million at December 31, 1998 and 1997, respectively. Such amount is classified as a long-term receivable in the combined balance sheet. The receivable bears interest at 8.8%, and Linden Ltd. has earned net interest of $11.8 million in 1998 and $14.6 million in 1997.

     Financial Services has used the funds to make advances to other affiliates for general working capital needs and has invested in treasury Notes, treasury bills and certain marketable securities. The market value of Financial Services' investments in marketable securities, which is the only liquid asset the partnership holds, supports Financial Services' ability to repay the amounts advanced by Linden Ltd. In those instances when the market value of Financial Services' marketable securities is below the amount of Linden Ltd.'s receivable,

                                COGEN TECH GROUP
creating doubt about the collectibility of the receivable, Linden Ltd. provides a valuation allowance to reflect the shortfall. To the extent the market value of the underlying marketable securities recovers, the provision is reversed. Linden Ltd. recorded provisions (reversal of provisions) with respect to its receivable from Financial Services of $(10.3 million) in 1997. At December 31, 1998, the cumulative allowance recognized with respect to such receivable was zero.

     From time to time advances are made between Financial Services and Camden GP. At December 31, 1998, $0.2 million was payable by Financial Services to Camden GP. Advances bear interest at 9.3%, and during 1998 and 1997 Camden GP recorded interest income totaling $0.2 million and $0.6 million, respectively.

     Camden GP provides planning, operational and financial management services to Camden Venture for a monthly management fee equal to 1.5% of Camden Venture's gross revenues. Such fees charged to Camden Venture in 1998 and 1997 totaled $1.1 million and $1.2 million, respectively. Linden Ltd. provides similar services to Linden Venture for a monthly management fee equal to 1.5% of Linden Venture's gross revenues. Such fees charged to Linden Venture in 1998 and 1997 totaled $4.2 million and $4.6 million, respectively. RCM Management Services, L.P. ("RCM Management"), which is controlled by the McNair Interests, provides planning, operational and financial management services to Camden GP and Linden Ltd. for a monthly management fee equal to 1.5% of the gross revenues of Camden Venture and Linden Venture, respectively. Such fees charged were as follows in 1998 and 1997: (i) Camden GP -- $1.1 million and $1.2 million, respectively; and
(ii) Linden Ltd. -- $4.2 million and $4.6 million, respectively.

     Under the terms of an agreement between RCM Management and NJ Inc., RCM Management provides planning, operational and financial management services directly to Bayonne Venture for a monthly management fee equal to 1.5% of Bayonne Venture's gross revenues. Such fees charged to Bayonne Venture totaled $1.7 million and $1.4 million in 1998 and 1997, respectively. Under the terms of such agreement, Bayonne Venture has assumed the cost and pays such fee directly to RCM Management.

     Cogen Technologies Capital Company, L.P. ("Cogen Capital"), in which the McNair Interests have a 1% general partner and an approximate 81% limited partner interest, charges Camden GP, Linden Ltd., and NJ Inc. for certain management, financial and administrative support services. Such fees charged were as follows in 1998 and 1997: (i) Linden Ltd. -- $28.3 million and $21.2 million, respectively; (ii) Camden GP -- $5.8 million and $4.3 million, respectively; and (iii) NJ Inc. -- $7.0 million and $5.2 million, respectively. The costs of such services are accumulated primarily based on employee time allocations and are charged to specific entities based on electricity generation capacity. NJ Inc. charged Cogen Capital $5.9 million in 1998 and $2.2 million in 1997 for certain management, financial and administrative support services. The costs of such services are accumulated primarily based on employee time allocations.

     See Note 2 with respect to the cancellation of certain agreements with related parties.

                                COGEN TECH GROUP

(6) INCOME TAXES

     As explained in Note 1, certain entities in the Acquired Group are tax-paying entities. Income tax expense for such entities for the years ended December 31, 1998 and 1997 consisted of (in millions of dollars):

                                                               1998    1997
                                                               -----   ----
Current
  Federal...................................................   $12.0   $2.6
  State.....................................................     1.0    0.4
                                                               -----   ----
                                                                13.0    3.0
                                                               -----   ----
Deferred
  Federal...................................................     0.1    0.3
  State.....................................................     0.2    0.8
                                                               -----   ----
                                                                 0.3    1.1
                                                               -----   ----
          Total.............................................   $13.3   $4.1
                                                               =====   ====

     Deferred tax liabilities (assets) at December 31, 1998 are composed of the following differences between financial and tax reporting amounts (in millions of dollars):

                                                               1998
                                                               ----
Deferred income tax liabilities
  Tax depreciation in excess of book depreciation...........   $5.7
  State tax depreciation in excess of book depreciation.....    0.1
                                                               ----
Net deferred income tax liability...........................   $5.8
                                                               ====

     A reconciliation of income tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1998 and 1997 is presented in the following table (in millions of dollars):

                                                              1998    1997
                                                              -----   ----
Federal income taxes at statutory rate......................  $12.5   $3.4
Increase resulting from:
  State income taxes, net of federal effect.................    0.8    0.2
  Other.....................................................     --    0.5
                                                              -----   ----
                                                              $13.3   $4.1
                                                              =====   ====

(7) COMMITMENTS AND CONTINGENCIES

     Six plaintiffs, individually on behalf of themselves and as representatives of a class of persons similarly situated, filed an environmental lawsuit in Louisiana state court against 92 defendants, including McNair Transport, Inc. (predecessor to MESC). In the lawsuit, plaintiffs allege that defendants caused environmental contamination at two sites in Iberville Parish, Louisiana. Plaintiffs, who are alleged to have worked at the sites or resided near the sites, claim personal injuries, increased risk and fear of future disease, and property damage. Plaintiffs seek actual and exemplary damages of an unspecified amount. Defendants removed the case to federal court, and the lawsuit is currently pending in the United States District Court for the Middle District of Louisiana. On October 2, 1998, the court denied class certification to the plaintiffs, and limited discovery on the merits of the case has incurred in 1999. Discovery in the merits is expected to continue in 2000. On October 1, 1999, a substantially identical suit was filed in state court in Louisiana on behalf of

                                COGEN TECH GROUP

320 additional plaintiffs. Defendants have removed the case to federal court, and the suit is now pending in the United States District Court for the Western District of Louisiana. Defendants have also asked the court to transfer the suit to the United States District Court for the Middle District of Louisiana, where it may be consolidated with the original suit. Management is unable at this time to evaluate the merits of the plaintiffs' claims, if any, or to estimate potential costs or liability.

     There are certain other claims and legal actions pending against the Acquired Group and its equity investees. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Group.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences, if any, of realization or settlement. The following table reflects the fair value of long-term debt at December 31, 1998 (in millions of dollars):

                                                                    1998
                                                              -----------------
                                                              CARRYING    FAIR
                                                               AMOUNT    VALUE
                                                              --------   ------
Long-Term Debt
  Camden GP.................................................   $ 12.4    $ 12.4
  Linden Ltd................................................    205.6     229.3

     The fair value of fixed-rate long-term debt has been determined based on the differential between the interest rates of long-term treasury securities of equivalent maturities and the effective interest rates on the debt at the date of the borrowing plus the interest rates on similar treasury securities at the balance sheet date. With respect to floating rate debt, the carrying amount approximates fair value due to the market-sensitive interest rate on such debt.

     The carrying amount of current assets and liabilities are considered to be reasonable estimates of their fair values due to their short-term nature. The carrying amount of the long-term receivable from an affiliate is considered to be a reasonable estimate of fair value since interest is earned at market rates.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To East Coast Power L.L.C.:

     We have audited the accompanying combined balance sheets of Cogen Technologies New Jersey Operating Partnerships (a group of cogeneration partnerships in which East Coast Power L.L.C. has an interest) as of December 31, 1999 and 1998, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Cogen Technologies New Jersey Operating Partnerships as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 2000

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

                         COMBINED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                              (IN MILLIONS OF DOLLARS)
Revenues
  Electricity...............................................  $444.8   $448.7   $456.5
  Steam.....................................................    14.0     15.1     19.2
                                                              ------   ------   ------
                                                               458.8    463.8    475.7
                                                              ------   ------   ------
Costs and Expenses
  Fuel......................................................   206.6    190.0    220.5
  Operating and maintenance.................................    39.7     42.5     46.3
  Depreciation and amortization.............................    21.8     22.1     36.1
  General and administrative................................    65.4     15.4     16.9
  Taxes, other than income..................................     2.6      2.5      1.7
                                                              ------   ------   ------
                                                               336.1    272.5    321.5
                                                              ------   ------   ------
Income from Operations......................................   122.7    191.3    154.2
Other Income (Expense)
  Interest and other income.................................     6.4      2.4      1.6
  Interest expense..........................................   (14.1)   (15.1)   (15.8)
                                                              ------   ------   ------
Net Income..................................................  $115.0   $178.6   $140.0
                                                              ======   ======   ======

   The accompanying notes are an integral part of these financial statements.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------
                                                               (IN MILLIONS OF DOLLARS)
Current Assets
  Cash and cash equivalents.................................    $  48.7       $  39.1
  Accounts receivable (net of allowance for doubtful
     accounts of $1.6 million and $0.3 million in 1999 and
     1998, respectively)....................................       45.4          42.7
  Inventories...............................................       18.5          16.7
  Other current assets......................................        2.3           2.9
                                                                -------       -------
                                                                  114.9         101.4
                                                                -------       -------
Plant and Equipment, at cost................................      827.2         827.6
  Accumulated depreciation..................................     (261.8)       (240.0)
                                                                -------       -------
                                                                  565.4         587.6
                                                                -------       -------
                                                                $ 680.3       $ 689.0
                                                                =======       =======

                           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Current maturities on long-term debt......................    $  10.4       $  10.4
  Short-term debt...........................................         --           0.9
  Accounts payable..........................................       21.7          20.4
  Accounts payable, affiliate...............................        0.1           0.4
  Interest payable..........................................        1.1           3.1
  Other current liabilities.................................       17.0          13.1
                                                                -------       -------
                                                                   50.3          48.3
Long-Term Debt..............................................      131.6         142.6
Other Long-Term Liabilities.................................        2.6           1.6
Commitments and Contingencies (Note 4)
Partners' Capital...........................................      495.8         496.5
                                                                -------       -------
                                                                $ 680.3       $ 689.0
                                                                =======       =======

   The accompanying notes are an integral part of these financial statements.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                               (IN MILLIONS OF DOLLARS)
Operating Activities
  Net income................................................  $ 115.0   $ 178.6   $ 140.0
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     21.8      22.1      36.1
  Changes in other operating assets and liabilities
     Decrease (increase) in accounts receivable.............     (2.7)      1.9       8.3
     Decrease (increase) in inventories.....................     (1.8)      4.5      (3.8)
     Decrease (increase) in other current assets............      0.6       0.2       0.3
     Increase (decrease) in accounts payable and other
       current liabilities..................................      4.9     (10.8)      3.8
     Increase (decrease) in interest payable................     (2.0)     (0.1)     (0.3)
     Increase (decrease) in other long-term liabilities.....      1.0      (0.6)     (1.4)
                                                              -------   -------   -------
Net Cash Provided by Operating Activities...................    136.8     195.8     183.0
                                                              -------   -------   -------
Investing Activities
  Additions to plant and equipment..........................     (0.9)     (1.4)     (4.8)
  Disposals of property, plant and equipment................      1.3        --        --
                                                              -------   -------   -------
Net Cash Provided by (Used in) Investing Activities.........      0.4      (1.4)     (4.8)
                                                              -------   -------   -------
Financing Activities
  Principal payments on long-term borrowings................    (11.0)     (9.0)     (8.1)
  Borrowings on short-term debt.............................      5.5      36.6      45.0
  Repayments of short-term debt.............................     (6.4)    (35.7)    (45.0)
  Cash contributions from partners..........................     70.1        --        --
  Cash distributions to partners............................   (185.8)   (186.7)   (160.2)
                                                              -------   -------   -------
Net Cash Used in Financing Activities.......................   (127.6)   (194.8)   (168.3)
                                                              -------   -------   -------
Net Increase (Decrease) in Cash and Cash Equivalents........      9.6      (0.4)      9.9
Cash and Cash Equivalents at Beginning of Year..............     39.1      39.5      29.6
                                                              -------   -------   -------
Cash and Cash Equivalents at End of Year....................  $  48.7   $  39.1   $  39.5
                                                              =======   =======   =======
Cash Payments for Interest..................................  $  16.1   $  15.3   $  16.0
                                                              =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL

                                                              GENERAL     LIMITED
                                                              PARTNERS    PARTNERS     TOTAL
                                                              --------    --------    -------
                                                                 (IN MILLIONS OF DOLLARS)
Balance at January 1, 1997..................................  $  64.4     $ 460.4     $ 524.8
  Net income................................................    104.0        36.0       140.0
  Distributions.............................................   (102.3)      (57.9)     (160.2)
                                                              -------     -------     -------
Balance at December 31, 1997................................     66.1       438.5       504.6
  Net income................................................    133.1        45.5       178.6
  Purchase (sale)of interests...............................      9.9        (9.9)         --
  Distributions.............................................   (128.5)      (58.2)     (186.7)
                                                              -------     -------     -------
Balance at December 31, 1998................................     80.6       415.9       496.5
  Net income................................................     80.6        34.4       115.0
  Contributions.............................................     70.1          --        70.1
  Distributions.............................................   (137.5)      (48.3)     (185.8)
                                                              -------     -------     -------
Balance at December 31, 1999................................  $  93.8     $ 402.0     $ 495.8
                                                              =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

     The combined financial statements of the Cogen Technologies New Jersey Operating Partnerships (the "Operating Partnerships") includes (i) Cogen Technologies NJ Venture ("Bayonne Venture"); (ii) Camden Cogen L.P. ("Camden Venture"); and (iii) Cogen Technologies Linden Venture, L.P. ("Linden Venture"). The Operating Partnerships are engaged in the operation of natural gas-fired cogeneration facilities in the state of New Jersey. The financial statements of the Operating Partnerships are presented on a combined basis since all such entities were under common equity ownership and management by general partners that were under the common control of the McNair Interests (as defined herein) at December 31, 1998 and under the common control of East Coast Power, L.L.C.
(ECP) at December 31, 1999. ECP is a Delaware limited liability corporation formed by Joint Energy Development Investments II Limited Partnership (JEDI II), a Delaware limited partnership in which Enron Corp. (Enron), and the California Public Employees' Retirement System each own a 50% interest. All material transactions between the combined entities have been eliminated.

     On February 4, 1999, ECP acquired 100% of the general and limited partnership interests in Cogen Technologies Camden GP Limited Partnership ("Camden GP"), the managing partner of Camden Venture, and Cogen Technologies Linden Ltd. ("Linden Ltd."), the managing partner of Linden Venture. Also on February 4, Enron North America, a wholly owned subsidiary of Enron Corp., acquired 91.75% of the partnership interests in Bayonne Venture (including the interests controlled by the McNair Interests) and contributed such interests to East Coast Power. East Coast Power subsequently contributed its interest in Bayonne Venture to JEDI Bayonne GP, L.L.C. ("Bayonne GP"), a limited liability company in which East Coast Power owns 100% of the membership interests, and Bayonne GP was named managing partner of Bayonne Venture. In a series of transactions occurring on February 4, 1999 and August 13, 1999 ECP admitted Enron North America Corp, a wholly owned subsidiary of Enron and Mesquite Investors L.L.C. as members.

     Bayonne Venture, a New Jersey general partnership, owns and operates a 176-megawatt cogeneration facility in Bayonne, New Jersey. Cogen Technologies NJ, Inc. ("NJ Inc."), a Delaware corporation which prior to February 4, 1999 was owned 100% by McNair Energy Services Corporation ("MESC"), a Texas corporation that at December 31, 1998 was owned approximately 82% by Robert C. McNair, members of his immediate family and related trusts (the "McNair Interests"), was the managing partner of Bayonne Venture and provided planning, operational and financial management services. Through July 1998, NJ Inc. was allocated 86.5% of Bayonne Venture's profits and losses and received 86.5% of all cash distributions. At such time NJ Inc. acquired an additional 5.25% interest in Bayonne Venture and subsequent to such acquisition NJ Inc. has been allocated 91.75% of Bayonne Venture's profits and losses and has received 91.75% of all cash distributions. During 1998 NJ Inc. was allocated 89.0% of Bayonne Venture's profits and losses and received 88.4% of all cash distributions. On February 4, 1999, NJ Inc. was merged with and into MESC and MESC was designated managing general partner of Bayonne Venture. Subsequently, ECP acquired all of the outstanding shares of MESC. MESC subsequently assigned its interest in Bayonne Venture to JEDI Bayonne GP L.L.C., which is controlled by ECP.

     Camden Venture, a Delaware limited partnership, owns and operates a 146-megawatt cogeneration facility in Camden, New Jersey. Cogen Technologies Camden GP Limited Partnership ("Camden GP"), whose 82% general partner was owned 100% by the McNair Interests prior to February 4, 1999, is the managing partner of Camden Venture and prior to February 4, 1999 provided planning, operational and financial management services. On February 4, 1999 Camden Venture terminated its management services agreement with Camden GP and terminated its gas management agreement with an affiliate of McNair Interests. To terminate such agreements Camden GP made a capital contribution to Camden Venture and Camden Venture paid Camden GP $12.8 million to terminate the management services agreement and paid

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS an affiliate $1.6 million to terminate the gas services agreement. These one-time payments were allocated 100% to Camden GP's share of Camden Venture's net income. Under the terms of Camden Venture's partnership agreement, monthly cash distributions are allocated 99% to the limited partner and 1% to Camden GP up to a specified cumulative rate of return (approximately $0.3 million to $0.4 million per month through May 2007 and varying amounts thereafter) and the remaining available cash for the month is allocated 99% to Camden GP and 1% to the limited partner. Once the limited partner has received its specified rate of return, cash distributions will be allocated 90% to Camden GP and 10% to the limited partner. During 1999, 1998 and 1997, Camden GP received $12.5 million, $15.0 million and $8.6 million, respectively, which represented 80%, (excluding a $3.3 million special distribution to the limited partner related to the East Coast Power acquisition), 82% and 74%, respectively, of Camden Venture's cash distributions. Camden Venture's income before depreciation is allocated as follows: (i) an amount equal to debt principal payments, 100% to the limited partner; (ii) an amount equal to and allocated on the same basis as cash distributed; and (iii) any remainder is generally allocated 99% to Camden GP and 1% to the limited partner. Losses are allocated 100% to Camden GP until its capital account equals zero and then 100% to the limited partner until its capital account equals zero and then 100% to Camden GP. Depreciation is allocated 100% to the limited partner until its capital account equals zero and then to Camden GP. Excluding the effect of the $14.4 million one-time payments previously described, which were allocated 100% to Camden GP, during 1999, 1998 and 1997, Camden GP was allocated 72%, 74% and 91%, respectively, of Camden Venture's net income.

     Linden Venture, a Delaware limited partnership, owns and operates a 715-megawatt cogeneration facility in Linden, New Jersey. Cogen Technologies Linden, Ltd. ("Linden Ltd."), whose 82% general partner interest prior to February 4, 1999 was owned 100% by the McNair Interests, is the managing partner of Linden Venture and prior to February 4, 1999 provided planning, operational and financial management services. On February 4, 1999 Linden Venture terminated its management services agreement with Linden Ltd. and terminated its gas management agreement with an affiliate of McNair Interests. To terminate such agreements Linden Ltd. made a capital contribution to Linden Venture and Linden Venture paid Linden Ltd. $46.4 million to terminate the management services agreement and paid an affiliate $6.0 million to terminate the gas services agreement. These one-time payments were allocated 100% to Linden Ltd.'s share of Linden Venture's net income. Under the terms of Linden Venture's partnership agreement, cash is distributed monthly, 1% to Linden Ltd. and 99% to the limited partner up to a specified rate of return (approximately $4.3 million per month through September 1998, approximately $3.0 million per month from October 1998 through September 2001 and between $4.3 million and $4.8 million per month thereafter) ("Tranche 1"), then 99% to Linden Ltd. and 1% to the limited partner up to an amount equal to twice the amount of Tranche 1 and the remainder 90% to Linden Ltd. and 10% to the limited partner. During 1999, 1998 and 1997, Linden Ltd. received $90.6 million, $74.0 million and $75.6 million, respectively, which represented 70%, 60% and 59%, respectively, of Linden Venture's cash distributions. Linden Venture's income before depreciation is allocated to the Partners on the basis of cash distributed with any excess primarily allocated 99% to Linden Ltd. Losses are allocated 100% to Linden Ltd. until its capital account equals zero and then to the limited partner until their capital accounts equal zero with any remainder allocated 100% to Linden Ltd. Depreciation up to $525.0 million is allocated 5% to Linden Ltd. and 95% to the limited partner. All remaining depreciation is allocated 99% to Linden Ltd. Excluding the effect of the $52.4 million one-time payments previously described, which were allocated 100% to Linden Ltd, during 1999, 1998 and 1997, Linden Ltd. was allocated 78%, 68% and 69%, respectively, of Linden Venture's net income.

  Cash and Cash Equivalents/Restricted Cash

     All highly liquid short-term investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 1999 and 1998, $30.7 million and $26.4 million, respectively, of the Operating Partnerships' cash was held in restricted accounts to comply with the terms and conditions of certain agreements.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

  Inventories

     Spare parts inventories at December 31, 1999 and 1998 were $11.4 million and $12.9 million, respectively, and at such dates kerosene and butane inventories were $7.1 million and $3.8 million, respectively. Inventories are valued at average cost except for Linden Venture's butane inventory which is accounted for using the first-in, first-out method.

  Plant and Equipment

     Plant and equipment is stated at cost. Depreciation is computed using the straight-line method based on an estimated useful life and a 10% salvage value. Effective January 1, 1998, the Operating Partnerships made certain changes in the estimates used for the purpose of computing depreciation. The estimated useful life of the facilities was increased from a range of 20 to 25 years, which coincided with the primary term of the long-term power purchase agreements under which the Operating Partnerships sell electricity, to 30 years. In addition, the Operating Partnerships increased the estimated salvage value of the facilities from zero to 10%. Such changes were made to recognize the usefulness of the Facilities beyond the primary term of the power purchase agreements and the residual value of the Facilities upon the termination of operations. Such changes in estimates resulted in increases in 1998 operating and net income of $9.2 million and changes to residual value resulted in increases in 1998 operating and net income of $5.0 million.

     Plant and equipment at December 31, 1999 and 1998, consist of the following (in million of dollars):

                                                             ESTIMATED
                                                            USEFUL LIVES        1999      1998
                                                        --------------------   -------   -------
Plant and improvements................................  30 years or            $ 820.4   $ 820.8
                                                        remaining plant life
Capital spares........................................  Remaining plant life       5.0       5.0
Furniture and equipment...............................  5 years                    1.8       1.8
                                                                               -------   -------
                                                                                 827.2     827.6
Accumulated depreciation..............................                          (261.8)   (240.0)
                                                                               -------   -------
                                                                               $ 565.4   $ 587.6
                                                                               =======   =======

     During the first quarter of 1996, the Operating Partnerships adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The application of SFAS No. 121 has had no impact on the Operating Partnerships' financial position or results of operations.

  Maintenance Costs

     Costs associated with planned outages for major plant overhauls, routine and unplanned maintenance and repairs are expensed as incurred. During 1999 and 1998 the Operating Partnerships incurred parts and labor expenses of $10,767,000 and $13,402,000, respectively, in connection with planned outages for major plant overhauls. Such costs are included in operating and maintenance expenses in the accompanying financial statements. Outages for major plant overhauls are systematic and are scheduled in advance over the remaining estimated life of the Facility's and vary in complexity and duration. As a result, the expenses incurred will vary significantly during the periods.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

  Revenue Recognition

     The Operating Partnerships operate under long-term power purchase agreements with major utilities. Pursuant to the terms of such agreements, the utilities pay a price per kilowatt hour for the entire term of the agreement that generally includes: (i) a constant capacity rate per kilowatt hour; (ii) an inflation component; and (iii) a fuel cost component. Accordingly, the Operating Partnerships recognize electricity revenues at the above rates in the periods the electricity is delivered.

     Steam revenues are recognized as they are earned pursuant to the underlying sales agreements.

  Deferred Revenues

     Pursuant to the power purchase agreement between Consolidated Edison Company of New York, Inc. ("ConEd") and Linden Venture, ConEd makes prepayments to Linden Venture for butane inventory. At December 31, 1999 and 1998 such prepayments totaled $2.6 million and $1.6 million, respectively, and are included in Other Long-Term Liabilities in the balance sheet. The butane inventory is expensed and the revenue is recognized when the butane is consumed.

  Income Taxes

     Income taxes with respect to the Operating Partnerships are not levied at the partnership level but rather on the individual partners. Accordingly, no income taxes have been recognized in the combined financial statements. The tax returns, the qualification of the Operating Partnerships as partnerships for tax purposes and other issues relating to the Operating Partnerships are subject to examinations by federal authorities. Such examinations could result in the disallowance of positions taken by the Operating Partnerships with respect to their qualification or other matters, and such examinations could affect the tax liability of the individual partners.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, and the periods in which certain items of revenue and expense are included. Actual results may differ from such estimates.

  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

  Recent Accounting Pronouncements

     The Financial Statement Accounting Standards Board ("FASB") adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The statement requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. In July 1999, the FASB adopted SFAS No. 137, which defers the required adoption date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. The Operating Partnership's analysis of the potential impact of this statement has not been completed.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

(2) FINANCING AND DEBT

     Long-term debt at December 31, 1999 and 1998 consisted of the following (in millions of dollars):

                                                        1999                  1998
                                                 -------------------   -------------------
                                                 CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                 -------   ---------   -------   ---------
Bayonne Venture
  Term Loan....................................   $ 3.3     $ 59.8      $ 3.9     $ 64.1
  Equipment Loan...............................     0.4         --        0.4         --
                                                  -----     ------      -----     ------
                                                    3.7       59.8        4.3       64.1
                                                  -----     ------      -----     ------
Camden Venture
  Term loan-Tranche A..........................     5.6       50.8        5.1       56.4
  Term loan-Tranche B..........................     1.1       21.0        1.0       22.1
                                                  -----     ------      -----     ------
                                                    6.7       71.8        6.1       78.5
                                                  -----     ------      -----     ------
                                                  $10.4     $131.6      $10.4     $142.6
                                                  =====     ======      =====     ======

     Aggregate total maturities during the next five years are as follows:
2000 -- $10.4 million; 2001 -- $12.1 million; 2002 -- $13.3 million;
2003 -- $14.7 million; 2004 -- $16.1 million and thereafter -- $75.4 million.

     Under the terms of a 1987 twenty-year term loan agreement with The Prudential Insurance Company of America, Bayonne Venture had an outstanding principal balance of $63.1 million at December 31, 1999. The principal bears interest at 10.85% per annum, and principal and interest are payable quarterly through October 2008. All of Bayonne Venture's property, rights and interests are pledged as collateral under the terms of this agreement.

     Under the terms of a 1986 loan agreement with Bayonne Industries, Inc. Bayonne Venture had an outstanding balance of $0.4 million at December 31, 1999 (including accrued interest of $0.3 million). The principal balance and accrued interest is payable upon the execution of a new steam sale agreement. The principal balance bears interest at the prime rate of First National Bank of Chicago plus 1%.

     Camden Venture's Tranche A loan with a group of banks bears interest at rates which increase over the term of the agreement from 1.0% to 1.625% above the three-month LIBOR rate (1.25% for the period November 3, 1998 to November 1, 2001). Principal and interest are payable quarterly through May 1, 2007. Camden Venture has entered into an interest rate swap agreement with General Electric Capital Corporation ("GECC") which fixes the LIBOR rate at 5.945%. The swap agreement has a notional amount equal at all times to the outstanding principal balance of the Tranche A loan. The effect of the swap on interest expense for the years ended December 31, 1999, 1998 and 1997 was to increase such expense by $0.3 million, $0.2 million and $0.2 million, respectively. The Tranche B loan with GECC bears interest at 11.4% with principal and interest payable quarterly through May 1, 2009.

     Under the terms of an agreement between Bayonne Venture and a Bank, the Bank agreed to lend to Bayonne Venture a principal amount not to exceed $5.0 million on a revolving credit basis with the proceeds to be used to satisfy short-term working capital requirements. Outstanding principal amounts bear interest at 0.5% per annum below the Bank's prime rate and Bayonne Venture paid a commitment fee of 0.25% on the average unused principal amount. At December 31, 1998, $0.9 million was outstanding under the terms of the agreement. In February 1999, Bayonne Venture repaid all amounts outstanding under the terms of the agreement and the agreement was terminated. During February 2000 Bayonne Venture entered into a commitment-letter with the Bank to reinstate the agreement on terms and conditions substantially equivalent to those previously provided.

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

     During 1999 and 1998, GECC provided a standby letter of credit for Linden Venture in an amount not to exceed $10.0 million to secure various obligations with Bayway Refining Company. During 1998, GECC also provided a letter of credit not to exceed $47.2 million to secure obligations with ConEd. As of December 31, 1999 and 1998, letters of credit in the aggregate of $10.0 million were issued and outstanding; however, no amounts have been drawn. Linden Venture pays GECC a monthly fee equal to 3/4 percent of outstanding letter-of-credit amounts. Such fees were approximately $0.1 million, 0.3 million and $0.7 million during 1999, 1998 and 1997 respectively.

     A bank provides a letter of credit for Bayonne Venture to secure certain obligations to Public Service Electric & Gas Company ("PSE&G"). As of December 31, 1999 and 1998 letters of credit in the amounts of $4.4 million and $4.6 million, respectively, were outstanding. The letter of credit expires in May 2000.

     GECC provides a letter of credit for Camden Venture to secure certain obligations under the Tranche A loan. As of December 31, 1999 and 1998 letters of credit in the amounts of $4.8 million were outstanding. The letter of credit expires in May 2007.

     The term loan agreements of Camden Venture and Bayonne Venture contain certain restrictions that limit or prohibit, among other things, the ability to incur indebtedness, make payments of certain indebtedness, pay distributions, make investments, engage in transactions with affiliates, create liens, sell assets and engage in acquisitions, mergers and consolidations.

(3) RELATED PARTY TRANSACTIONS

     Enron North America provides ECP with certain services that are allocated to the Operating Partnerships. In addition, ECP allocates certain third party expenses such as legal, consulting and accounting services, insurance, rent and miscellaneous office services to the Operating Partnerships. Management believes such charges for services and allocations of expenses represent amounts equivalent to those that could be obtained in the market. During the year ended December 31, 1999 the amount charged to the Operating Partnerships with respect to such costs and services was approximately $3.0 million.

     Prior to February 4, 1999, Camden GP provided planning, operational and financial management services to Camden Venture for a monthly fee equal to 1.5% of Camden Venture's gross revenues. Such fees charged to Camden Venture for the period from January 1, 1999 through February 4, 1999 and for the years ended December 31, 1998 and 1997 totaled $0.1 million, $1.1 million and $1.2 million, respectively. Prior to February 4, 1999 Linden Ltd. provided similar services to Linden Venture for a monthly management fee equal to 1.5% of Linden Venture's gross revenues. Such fees charged to Linden Venture for the period from January 1, 1999 through February 4, 1999 and for the years ended December 31, 1998 and 1997 totaled $0.4 million, $4.2 million and $4.6 million, respectively. Prior to February 4, 1999 RCM Management Services, L.P. ("RCM Management"), which is controlled by the McNair Interests, provided similar services to Bayonne Venture for a monthly management fee equal to 1.5% of Bayonne Venture's gross revenues. Such fees charged to Bayonne Venture for the period from January 1, 1999 through February 4, 1999 and for the years ended December 31, 1998 and 1997 totaled $0.2 million, $1.7 million and $1.4 million, respectively. Subsequent to February 4, 1999, Bayonne Venture continues to pay such fees even though no services are received. Accordingly, the fee of $1.5 million for the period from February 5, 1999 through December 31, 1999 has been presented as a reduction of revenues.

     Prior to February 4, 1999 Camden Venture and Linden Venture paid a natural gas management fee of $0.02 per thousand cubic feet of gas purchased to an affiliate. For the years ended December 31, 1998 and 1997, Camden Venture was charged $0.2 million and $0.2 million, respectively, and Linden Venture was charged $0.7 million and $0.7 million, respectively, for such services.

     On February 4, 1999, Linden Venture and Camden Venture terminated their respective management services agreements with Linden Ltd. and Camden GP. To terminate such agreements, Linden Ltd. and

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS

Camden GP made capital contributions to Linden Venture and Camden Venture, respectively, and Linden Venture and Camden Venture made one-time payments to Linden Ltd. and Camden GP of $46.4 million and $12.8 million, respectively. Also on February 4, Linden Venture and Camden Venture terminated certain gas management agreements with an affiliate. To terminate such agreements, Linden Ltd. and Camden GP made capital contributions to Linden Venture and Camden Venture, respectively, and Linden Venture and Camden Venture made one-time payments to the affiliate of $6.0 million and $1.6 million, respectively.

     Prior to February 4, 1999, Cogen Technologies Financial Services, L.P. ("Financial Services") periodically advanced funds to the Operating Partnerships for working capital purposes. At December 31, 1998 such amount totaled $0.4 million.

     Bayonne Venture purchases natural gas and standby electricity from PSE&G (an affiliate of one of Bayonne Venture's limited partners). In 1999, 1998 and 1997 such purchases totaled $41.1 million, $38.2 million and $42.2 million, respectively. In addition, Bayonne Venture pays wheeling charges to PSE&G, and in 1999, 1998 and 1997 such charges totaled $1.5 million, $1.5 million and $1.4 million, respectively.

     Prior to February 4, 1999, CT Global Insurance, Ltd. ("CT Global"), which is controlled by the McNair Interests, provided property and general liability insurance coverage to the Operating Partnerships. During 1998 and 1997, the Operating Partnerships paid CT Global $0.8 million and $0.7 million, respectively, for such insurance coverage.

(4) COMMITMENTS AND CONTINGENCIES

  Bayonne Venture

     Bayonne Venture has contracted to sell approximately 76% of its electrical capacity to Jersey Central Power & Light Company ("JCP&L") pursuant to a 20-year power purchase agreement which expires in 2008, with a ten-year renewal period subject to the approval of both parties. The agreement establishes the sales price of the electricity based on a fixed rate component plus factors for inflation and JCP&L's cost of natural gas and retail sales prices. The remainder of Bayonne Venture's output is sold to PSE&G pursuant to a 20-year power purchase agreement which expires in 2008, with two five-year renewal periods subject to the approval of both parties. The agreement provides for payments to Bayonne Venture consisting of a capacity payment plus an energy payment which includes a fixed component plus factors for inflation and fuel costs.

     Bayonne Venture and PSE&G entered into a revised transmission service and interconnection agreement (the "Transmission and Interconnection Agreement") on April 27, 1987, under which PSE&G agreed to design, construct, own and operate a 138 kilovolt underground transmission cable circuit and associated terminal facilities (jointly the "Interconnection") to connect the Bayonne Facility with PSE&G's Public Service System at PSE&G's Bayonne Switching Station. The initial term of the agreement is 20 years. Upon the expiration of the initial term, the Transmission and Interconnection Agreement shall automatically be extended for a succeeding term of 10 years, unless either party elects, upon three years' notice, to terminate the Transmission and Interconnection Agreement at the close of the initial term.

     NJ Inc. entered into an agreement for the sale of steam and electricity (as amended, the "IMTT Steam Sale Agreement") with IMTT-Bayonne on June 13, 1985, which was amended on May 22, 1986. The IMTT Steam Sale Agreement, which was subsequently assigned by NJ Inc. to Bayonne Venture, provides for the sale to IMTT- Bayonne of 100% of its steam needs at its tank terminal facility and, at Bayonne Venture's option, the sale of electricity. Bayonne Venture has no current plans to offer IMTT-Bayonne electricity under the IMTT Steam Sale Agreement. The IMTT Steam Sale Agreement has a base term of 10 years, which has expired, with automatic renewal thereafter for each following year unless either party elects to terminate the agreement at the end of a renewal year upon 60 days notice. IMTT-Bayonne agrees to purchase from Bayonne Venture all of the thermal energy requirements of its tank terminal facility up to the deemed maximum steam

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS production of 57,000 lbs/hour according to a pricing formula based on IMTT-Bayonne's avoided cost of steam.

     Bayonne Venture and Exxon entered into an Agreement for the Sale of Steam (the "Exxon Steam Sale Agreement") on February 27, 1987, which was amended on August 21, 1988. Under the terms of the Exxon Steam Sale Agreement, Exxon agreed to purchase from the Bayonne Facility an average of 50,000 lbs/hour of steam on an annualized basis. The Exxon Steam Sale Agreement provides for an initial term of five years (now expired). Thereafter, the Exxon Steam Sale Agreement continues on a year to year basis unless either party exercises its rights to terminate as provided in the Exxon Steam Sale Agreement. Beginning in the fifth year of the agreement, either party is entitled to serve written notice on the other of its interest to terminate the agreement. The Exxon Steam Sale Agreement would then terminate one year after the notice or at an earlier date upon which the parties mutually agree. Exxon used the steam at its adjacent terminal facility for industrial purposes. Exxon sold its terminal facility in Bayonne to IMTT-BX on April 1, 1993. As a result, IMTT-BX assumed Exxon's rights and obligations under the Exxon Steam Sale Agreement and is currently performing under the agreement.

     Bayonne Venture currently purchases its natural gas requirements from PSE&G pursuant to the provisions of an agreement with a base term of one year with automatic renewals subject to termination upon five days notice. Bayonne Venture will purchase up to a maximum of 3,000 decatherms per hour and up to a maximum of 17,600,000 decatherms per year. Interruptible service shall be provided under certain conditions that include PSE&G's continuing ability to provide service and the Bayonne Facility's continuing status as a Qualifying Facility. The Bayonne Facility's supply is subject to 100% interruption on eight hours notice. Bayonne Venture is required to pay a monthly charge per MMBtu of gas equal to the sum of (i) PSE&G's estimated average commodity cost of gas; (ii) PSE&G's interstate pipeline commodity charges, (iii) 50% of PSE&G's interstate pipeline demand charges; and (iv) PSE&G's local distribution charge.

     Bayonne Venture, IMTT-Bayonne and Bayonne Industries, Inc. ("Bayonne Industries") entered into a ground lease agreement dated as of May 22, 1986 (the "Bayonne Site Lease") with respect to the Bayonne Facility site within the IMTT-Bayonne facility (the "Bayonne Site"). The Bayonne Site Lease provides Bayonne Venture with both a leasehold estate in the Bayonne Site and non-exclusive easements over other portions of Bayonne Industries' property for various interconnections to the Bayonne Facility.

     The initial term of the Bayonne Site Lease is 20 years from the date of the Bayonne Site Lease. The Bayonne Site Lease will automatically renew after expiration of the initial term, for two succeeding terms, the first for two years and the second for 10 years, unless Bayonne Venture elects to terminate the lease. Base rent for the Bayonne Facility is pre-paid for 20 years.

     In June 1997, Bayonne Venture paid a termination fee of $1.2 million, which is included in operating and maintenance expense in the combined statement of income, to cancel an operating and maintenance agreement with another company and signed a new twelve-year operating and maintenance agreement with General Electric Company ("GE"). The agreement provides for all operating and routine maintenance of the facility at direct costs plus a minimum fee of $16,000 per month beginning in August 1998 and the payment of bonuses if certain operating targets are met. During 1999, 1998 and 1997, Bayonne Venture paid $0.1 million, $0.2 million and $0.1 million, respectively, in bonuses under the terms of the agreement with GE.

  Camden Venture

     Camden Venture's electrical capacity is sold to PSE&G pursuant to a 20-year power purchase agreement which expires in March 2013, with two five-year renewal periods. The agreement provides for payments to Camden Venture consisting of a capacity payment plus an energy payment which includes a fixed component plus factors for inflation and fuel costs. Camden Venture sells steam to Camden Paperboard Company

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS pursuant to a 20-year power purchase agreement which expires in 2010, with two five-year renewal periods subject to the approval of both parties.

     All of Camden Venture's property, rights, titles and interests are pledged as collateral to secure the term loan discussed in Note 2 and to secure certain obligations under the power purchase agreement with PSE&G.

     Camden Venture has a 20-year gas service agreement with PSE&G under the terms of which PSE&G provides firm transportation for 30,000 MMBtu of natural gas per day.

     In June 1997 Camden Venture paid a termination fee of $1.4 million, which is included in operating and maintenance expense in the combined statement of income, to cancel an operating and maintenance agreement with another company and signed a new twelve-year operating and maintenance agreement with GE. The agreement provides for all operating and routine maintenance of the facility at direct costs plus a minimum fee of approximately $16,000 per month beginning in August 1998 and the payment of bonuses if certain operating targets are met. During 1999, 1998 and 1997, Camden Venture paid $0.1 million, $0.2 million and $0.1 million, respectively, in bonuses under the terms of the agreement with GE.

  Linden Venture

     Linden Venture sells its electrical capacity to ConEd pursuant to a 25-year power purchase agreement which expires in May 2017, with two five-year renewal periods subject to the approval of both parties. The agreement establishes a sales price of the electricity based primarily on capacity, fuel costs and operating and maintenance costs.

     Linden Venture has a 25-year gas service agreement with PSE&G and Elizabethtown Gas Company under the terms of which such companies provide firm transportation for all of Linden Venture's natural gas requirements as well as a portion of its natural gas supply.

     In June 1997 Linden Venture paid a termination fee of $1.9 million, which is included in operating and maintenance expense in the combined statement of income, to cancel an operating and maintenance agreement with another company and signed a new twelve-year operating and maintenance agreement with GE. The agreement provides for all operating and routine maintenance of the facility at direct costs plus a minimum fee of approximately $31,000 per month beginning in August 1998 and the payment of bonuses if certain operating targets are met. During 1999, 1998 and 1997, Linden Venture paid $0.3 million, $0.3 million and $0.1 million, respectively, in bonuses under the terms of the agreement with GE.

     Linden Venture has an agreement to lease the property on which its facilities are constructed until the year 2017, with an option to extend the lease until the year 2048. Minimum lease payments for 1999 are approximately $0.4 million and subsequent annual lease payments will be escalated by the change in the Consumer Price Index. Lease expense during each of 1999, 1998 and 1997 was $0.4 million.

  Project Development

     During February 2000, ECP entered into an Energy Services Agreement (the
ESA) with Tosco Refining L.P., a subsidiary of Tosco Corporation (Tosco), under which ECP will cause to be constructed, own and operate a 172 megawatt cogeneration facility (the New Facility) to be located on part of the existing facility's site. In connection with the ESA, ECP and Bayway also entered into a ground lease to provide a site for the interconnection of the New Facility and three additional ground leases providing sites for future development projects. In addition, the ESA contemplates amending the steam sale agreement between Bayway, a subsidiary of Tosco, and Linden Venture to increase the minimum amounts of steam Bayway is required to take. The terms of the ESA provide for a 65 day period following the effective date during which either party may terminate the ESA without cause. The ESA also provides for reimbursement of certain expenditures incurred by ECP in connection with the ESA during the terms of the 65 day period provided that

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS certain conditions are met. The Linden Venture partnership agreement and Linden Ltd. loan agreements prohibit, without partner and lender consents, Linden Venture from entering into the ESA, the amendment to the steam sale agreement and the ground leases. It is ECP's intent to assign the ESA and the ground leases to Linden Venture upon receipt of necessary partner and lender approvals or upon the recapitalization of Linden Venture. The New Facility will require a total capital expenditure of approximately $107 million and is expected to be fully operational by the last quarter of 2001.

  Other

     In 1997, Linden Venture initiated an arbitration proceeding against Ebasco Constructors, Inc. and ENSERCH for alleged design deficiencies and warranty claims with respect to the construction of the Linden Facility. In April 1999, the proceeding was settled and Linden Venture was relieved of its obligation to pay certain liabilities and received a cash payment of $1.2 million.

     There are other claims and legal actions pending against the Operating Partnerships. While the outcome of such proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Operating Partnerships.

(5) MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  Major Customers

     The Operating Partnerships' operating revenues primarily relate to sales to three customers pursuant to long-term contracts. The following table reflects customers who accounted for more than 10% of the Operating Partnerships' revenues in the years ended December 31, 1999, 1998 and 1997.

                                                              1999   1998   1997
                                                              ----   ----   ----
ConEd.......................................................  58%    57%    60%
PSE&G.......................................................  21%    20%    21%
JCP&L.......................................................  18%    20%    15%

  Concentration of Credit Risk

     Financial instruments which potentially subject the Operating Partnerships to credit risk consist of cash and accounts receivable. Cash accounts are held by major financial institutions. Accounts receivable are primarily concentrated with the three major utilities which purchase the Operating Partnerships' electricity under long-term agreements. The Operating Partnerships do not require collateral or other security to support accounts receivable. Accounts receivable are net of Linden Venture's allowance for doubtful accounts of $1.1 million at December 31, 1999 and are net of Bayonne Venture's allowance for doubtful accounts of $0.5 million and $0.3 million at December 31, 1999 and 1998, respectively. The Operating Partnerships have no other financial instruments which subject them to credit risk.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The fair value disclosed herein is not representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences, if any, of realization or settlement. The

              COGEN TECHNOLOGIES NEW JERSEY OPERATING PARTNERSHIPS following table reflects the fair value of long-term debt at December 31, 1999 and 1998 (in millions of dollars):

                                                            1999               1998
                                                      ----------------   ----------------
                                                      CARRYING   FAIR    CARRYING   FAIR
                                                       AMOUNT    VALUE    AMOUNT    VALUE
                                                      --------   -----   --------   -----
Long-Term Debt
  Camden Venture....................................   $78.5     $78.3    $84.6     $86.0
  Bayonne Venture...................................    63.5      74.0     68.4      85.3
  Interest rate swap................................      --       1.9       --       1.9

     The fair value of fixed-rate long-term debt has been determined based on the differential between the interest rates of long-term treasury securities of equivalent maturities and the effective interest rates on the debt at the date of the borrowing plus the interest rates on similar treasury securities at the balance sheet date. With respect to floating rate debt, the carrying amount approximates fair value due to the market-sensitive interest rate on such debt.

     The fair value of Camden Venture's interest rate swap is the estimated amount that GECC would pay to terminate the agreement at December 31, 1999, based on interest rates in effect at that time.

     The carrying amount of current assets and liabilities are considered to be reasonable estimates of their fair values due to their short-term nature.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We are a member managed limited liability company, which means that our members are responsible for managing our affairs. Under our limited liability company agreement, our Class A Members have the authority to manage our business and affairs. Our executive officers and employees, who include former officers and employees of the entities we acquired in the acquisition, are responsible for the day-to-day activities of our company.

     Our Class B Members do not have any authority to manage our company. However, we must have the consent of all Class B Members (or their successors) to:

     - change our business purpose;

     - change or create obligations of the other members under our debt agreements; or

     - cause us to merge or consolidate with another company.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We currently have five officers who are appointed by ECP Holding Company and may be removed by ECP Holding Company at any time. Our officers are responsible for the day-to-day management of our affairs, including our general administrative affairs and the operation and maintenance of the facilities in accordance with annual budgets approved by ECP Holding Company.

     Robert J. Licato, 36, has served as President and Chief Operating Officer of our company since February 2000. From April 1999 to January 2000, he served as Vice President -- Operations and Secretary of our company. From February 1992 to January 1999, he served in various management positions of companies affiliated with the Acquired Group, most recently as Director of Operations Support/Projects.

     Clifford D. Evans, Jr., 43, has served as Vice President -- Projects & Operations Support of our company since February 2000. From February 1999 to January 2000 he served as the company's Manager -- Environmental Projects. From March 1991 to February 1999, he served in various management positions with companies affiliated with the Acquired Group.

     Gary S. Keevill, 42, has served as Vice President -- Marketing & Development of our company since February 2000. From May 1998 to January 2000, he served in various management positions of companies affiliated with the Acquired Group, most recently Director of Development. Prior to May 1998, Mr. Keevill held positions in operations, marketing, and management with Con Ed.

     Christine K. Lee, 37, has served as Vice President -- Finance Secretary and Chief Accounting Officer of our company since February 2000. From August 1999 to January 2000 she served as the company's corporate controller. From September 1997 to August, 1999 Ms. Lee held various management positions with Enron. Prior to September 1997 she was a senior audit manager with Deloitte & Touche L.L.C.

     Arthur R. Stappenbeck, 60, has served as Vice President -- Operations of our company since February 2000. From February 1999 to January 2000, he served as our company's Director of Operations. Prior to February 1999, he served as the Director of Operations for companies affiliated with the Acquired Group.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual compensation for our company's executive officers for the fiscal year ended December 31, 1999.

                                                              ANNUAL COMPENSATION(1)
                                                              ----------------------
NAME AND POSITION                                              SALARY        BONUS
-----------------                                             --------      --------
Ross D. Ain, President - Business Development(2)              $200,000      $475,000(3)
Joseph M. Bollinger, President -Generating(4)                 $200,000      $500,000(5)
Robert J. Licato, Vice President - Operation and Secretary    $160,000(6)   $100,000(6)

(1) All annual compensation amounts are for the period from February 4, 1999, the date we acquired the facilities, to December 31, 1999.

(2) Mr. Ain left the employment of our company in February 2000. All amounts paid as compensation to Mr. Ain in the fiscal year ended December 31, 1999 were provided pursuant to the terms of an employment agreement that expired in February 2000.

(3) Includes a signing bonus of $200,000 paid in connection with Mr. Ain's employment agreement and a bonus paid in February 2000 a portion of which relates to services rendered in 1999.

(4) Mr. Bollinger left the employment of our company in February 2000. All amounts paid as compensation to Mr. Bollinger in the fiscal year ended December 31, 1999 were provided pursuant to the terms of an employment agreement that expired in February 2000.

(5) Includes a signing bonus of $200,000 paid in connection with Mr. Bollinger's employment agreement and a bonus paid in February 2000 a portion of which relates to services rendered in 1999.

(6) Bonus paid in February 2000 a portion of which relates to services rendered in 1999.

     Employment agreements with Mr. Ain and Mr. Bollinger each provided for an initial term of one year from the closing of our acquisition of the facilities and for a renewal term of three years following the expiration of the initial term.

     Pursuant to these agreements, Mr. Ain and Mr. Bollinger each received a signing bonus of $200,000. During the initial term of their employment agreements, Mr. Ain and Mr. Bollinger each received a monthly salary of $16,666.67. They were also entitled to participate, on the same basis generally as other employees in the same or similar positions, in all general employee benefit plans and programs that we made available to our employees on or after the closing of our acquisition of the facilities. The agreements also provided for a minimum bonus of $275,000 in the case of Mr. Ain and $300,000 in the case of Mr. Bollinger.

     Mr. Ain's and Mr. Bollinger's agreements were not renewed beyond the initial term. Mr. Ain and Mr. Bollinger received a single lump-sum payment equal to the sum of twelve times the monthly salary received during the initial term plus the amount of the signing bonus in accordance with the terms of their agreements.

     We have entered into a consulting services agreement with Mr. Bollinger pursuant to which Mr. Bollinger has agreed to provide consulting services to our company for a period of 12 months beginning in February 2000. During the first six months of the term of this agreement, we have agreed to pay Mr. Bollinger $20,000 per month plus $120 per hour for the first 520 hours of services provided and $300 per hour for each hour of services provided in excess of 520 hours. During the final six months of the term of the agreement, we have agreed to pay Mr. Bollinger $5,000 per month plus $240 per hour for the first 260 hours of services provided and $350 per hour for each hour of services provided in excess of 260 hours.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

     Our company is a limited liability company organized in Delaware. We have three members:

     - JEDI II indirectly owns 51% of the Class A membership interests and 1% of the Class B membership interests;

     - Mesquite Investors owns 49% of the Class A membership interests and 49% of the Class B membership interests; and

     - CalPERS owns 50% of the Class B membership interests.

     In August 1999, Enron transferred its Class B membership interest (representing 50% of the total Class B membership interests) to ECP Holding Company. Also in August 1999, ECP Holding Company transferred a 49% Class A membership interest and a 49% Class B membership interest to Mesquite Investors, an affiliate of El Paso Energy and DLJ. Our limited liability company agreement was amended and restated in August 1999 to admit Mesquite Investors as a Class A and Class B Member.

     Our members are not obligated to make any other contributions to us. All distributions will be made to the Class A Members until the Class A Members have received distributions equal to $80.0 million plus specified rates of return. After the Class A Members have received their preferential distributions, all distributions will be made 90% to the Class A Members and 10% to the Class B Members.

JEDI II

     JEDI II was formed in December 1997 to invest in certain projects related to natural gas, crude oil, coal, electricity and other forms of energy. The general partner of JEDI II is an indirect wholly owned subsidiary of Enron. The limited partners of JEDI II are CalPERS and an indirect wholly owned subsidiary of Enron.

ENRON

     Enron is an integrated natural gas and electricity company with headquarters in Houston, Texas. Enron conducts its operations through its subsidiaries and affiliates, which are principally engaged in:

     - the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide;

     - the development, construction and operation of power plants, pipelines and other energy related assets worldwide;

     - the transportation of natural gas through pipelines to markets throughout the United States;

     - the generation and transmission of electricity to markets in the northwestern United States; and

     - the delivery of high bandwidth communication applications throughout the United States.

MESQUITE INVESTORS

     Mesquite Investors was formed in July 1999 to invest in energy-related projects. The members of Mesquite Investors are wholly owned subsidiaries of El Paso Energy and DLJ.

EL PASO ENERGY

     Headquartered in Houston, Texas, El Paso Energy provides energy solutions coast-to-coast and worldwide through its five business units. El Paso Energy has operations in:

     - interstate natural gas transmission;

     - gas gathering and processing;

     - international infrastructure development; and

     - energy marketing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our company and our subsidiaries may from time to time enter into contracts or other business relationships with one or more of our members or their affiliates. For example, we expect that our members will assist us in purchasing natural gas for our power plants and in arranging for gas transportation service. Our members may provide backup fuel management, power marketing or other services to us and our subsidiaries. Our limited liability company agreement provides that the terms of such transactions be comparable or at least as favorable to us as the terms of arm's length transactions among unaffiliated parties and that the terms of the transaction be approved by all Class A Members. In addition, the indenture provides that we may not, and may not permit any subsidiary to, enter into any material transaction or arrangement with any affiliate, whether or not in the ordinary course, that is not on terms and conditions at least as favorable as would be obtained in a comparable arm's length transaction with a person or entity other than an affiliate, as determined in good faith by our managing member.

     Enron North America provides the Company with services such as legal, finance and human resources. In addition the Company is allocated certain expenses such as building rent and miscellaneous office services. Management believes such charges for services and allocations of expenses represent amounts equivalent to those that could be obtained in the market. During the period ended December 31, 1999, the amount charged to the Company and its subsidiaries with respect to such costs and services totaled approximately $1.8 million.

     The Company's employees participate in a noncontributory defined benefit retirement plan maintained by Enron and in Enron plans that provide certain medical, life insurance, dental and other benefits to eligible employees. During the period ended December 31, 1999 costs with respect to such employee benefit plans totaled $0.3 million.

     Either party may reduce the level of any of the services provided or terminate the agreement upon 30 days' prior written notice.

     In addition, Enron has provided credit support in the form of an undertaking which eliminates our obligation to fund a debt service reserve account, and Enron has also provided several letters of credit for our benefit. Enron and El Paso Energy have agreed to share in the costs of providing this credit support, for which we pay Enron and El Paso Energy a fee. In connection with the acquisition and at the request of Enron, Bank of America issued two letters of credit on behalf of the Company: (i) a $22.25 million letter of credit issued to the lenders under the Linden Ltd. term loan which secures the obligations under that loan; and (ii) a $4.4 million letter of credit issued to Public Service Electric & Gas Company of New Jersey which secures certain obligations pursuant to Bayonne Venture's power purchase agreement.

     During December, 1999, in connection with the Linden Venture expansion project (see Item 1) the Company entered into an Assignment and Assumption Agreement (the Agreement) with Enron North America. The Agreement assigned Enron North America's $31.3 million contract to purchase a turbine from General Electric Company to the Company. Under the terms of the agreement the Company paid Enron North America $12.6 million representing the progress payments made. In addition, the Company paid a fee of $3.2 million to Enron North America for the Agreement. Payment under the purchase contract is due monthly with final payment due in August 2000. The turbine will be transferred to Linden Venture upon finalization of the Energy Services Agreement as described in Item 1.

     The Company believes that all of the foregoing arrangements and transactions are on terms and conditions that are comparable to those that could be obtained in transactions with unaffiliated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     See "Item 8. Financial Statements and Supplementary Data" for a list of all financial statements and financial statement schedules included herein.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.1            -- Second Amended and Restated Limited Liability Company
                            Agreement of East Coast Power L.L.C., dated as of August
                            13, 1999 among East Coast Power Holding Company L.L.C.,
                            the California State Public Employees' Retirement System
                            and Mesquite Investors, L.L.C. (incorporated by reference
                            to Exhibit 3.1 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
          4.1            -- Indenture between East Coast Power L.L.C. and The Bank of
                            New York, as trustee, dated as of April 20, 1999
                            (incorporated by reference to Exhibit 4.1 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.3            -- Registration Rights Agreement dated April 14, 1999, among
                            East Coast Power L.L.C., NationsBanc Montgomery
                            Securities LLC, Credit Suisse First Boston Corporation,
                            Lehman Brothers Inc. and SG Cowen Securities Corporation
                            (incorporated by reference to Exhibit 4.3 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.4            -- CalPERS Security Agreement dated as of April 20, 1999,
                            made by California Public Employees' Retirement System,
                            as Grantor, to The Bank of New York, as trustee
                            (incorporated by reference to Exhibit 4.4 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.5            -- Common Security Agreement dated as of April 20, 1999,
                            made by the signatories thereto, as Grantors, to The Bank
                            of New York, as trustee, and to The Bank of New York, as
                            Account Collateral Securities Intermediary (incorporated
                            by reference to Exhibit 4.5 to Registration Statement on
                            Form S-4 (Registration No. 333-81601) of East Coast Power
                            L.L.C., filed on June 25, 1999).
          4.6(a)         -- East Coast Power Holding Company Security Agreement dated as of April 20, 1999, made by East Coast Power Holding
                            Company L.L.C., as Grantor, to The Bank of New York, as
                            trustee (incorporated by reference to Exhibit 4.6 to
                            Registration Statement on Form S-4 (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on June 25,
                            1999).
          4.6(b)         -- First Amendment to East Coast Power Holding Company
                            Security Agreement, dated as of August 13, 1999, made by
                            East Coast Power Holding Company L.L.C., as Grantor, to
                            The Bank of New York, as trustee (incorporated by
                            reference to Exhibit 4.6(b) to Registration Statement on
                            Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
          4.7            -- ECT Merchant Investments Corp. Security Agreement dated as of April 20, 1999, made by ECT Merchant Investments
                            Corp., as Grantor, to The Bank of New York, as trustee
                            (incorporated by reference to Exhibit 4.7 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.8            -- Mesquite Security Agreement, dated as of August 13, 1999, made by Mesquite Investors, L.L.C., as Grantor, to The
                            Bank of New York, as trustee (incorporated by reference
                            to Exhibit 4.8 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.1            -- Transaction Agreement dated as of October 25, 1998, among
                            Enron Corp., Enron Capital & Trade Resources Corp., RCM
                            Holdings, Inc., Cogen Technologies Camden, Inc., Cogen
                            Technologies Capital Company, L.P., Cogen Technologies
                            Limited Partners Joint Venture, the Partners of Cogen
                            Technologies Limited Partners Joint Venture and the
                            Shareholders of McNair Energy Services Corporation
                            (incorporated by reference to Exhibit 10.1 to
                            Registration Statement on Form S-4 (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on June 25,
                            1999).
         10.2            -- Amendment No. 1 dated as of November 6, 1998, to
                            Transaction Agreement dated as of October 25, 1998
                            (incorporated by reference to Exhibit 10.2 to
                            Registration Statement on Form S-4 (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on June 25,
                            1999).
         10.3            -- Amendment No. 2 dated as of November 13, 1998, to
                            Transaction Agreement dated as of October 25, 1998
                            (incorporated by reference to Exhibit 10.3 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.4            -- Amendment No. 3 dated as of February 1, 1999, to
                            Transaction Agreement dated as of October 25, 1998
                            (incorporated by reference to Exhibit 10.4 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.5            -- Corporate Services Agreement effective as of February 5,
                            1999, between East Coast Power L.L.C. and Enron Capital &
                            Trade Resources Corp. (incorporated by reference to
                            Exhibit 10.5 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.6            -- Amended and Restated Credit Support Agreement dated as of
                            August 13, 1999, among East Coast Power L.L.C., Enron
                            Corp. and the Lenders (incorporated by reference to
                            Exhibit 10.6 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.7(a)         -- Promissory Note, dated as of August 13, 1999, by East
                            Coast Power L.L.C. in favor of Enron Corp. (incorporated
                            by reference to Exhibit 10.7(a) to Registration Statement
                            on Form S-4/A (Registration No. 333-81601) of East Coast
                            Power L.L.C., filed on October 15, 1999).
         10.7(b)         -- Promissory Note, dated as of August 13, 1999, by East
                            Coast Power L.L.C. in favor of El Paso Energy Corp.
                            (incorporated by reference to Exhibit 10.7(b) to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.8(a)         -- Power Purchase Agreement dated as of April 14, 1989, by and between Consolidated Edison Company of New York, Inc.
                            and Cogen Technologies, Inc. (n/k/a RCM Holdings, Inc.)
                            (incorporated by reference to Exhibit 10.1 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
            (b)          -- Assignment of Power Purchase Agreement dated as of July
                            21, 1989, by Cogen Technologies, Inc. to Cogen
                            Technologies Linden, Ltd. with the consent of
                            Consolidated Edison Company of New York, Inc. on August
                            3, 1989 (incorporated by reference to Exhibit 10.8(b) to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
            (c)          -- Assignment of Power Purchase Agreement dated as of
                            December 22, 1989, by Cogen Technologies Linden, Ltd. to
                            Cogen Technologies Linden Venture, L.P. with the consent
                            of Consolidated Edison Company of New York, Inc. on
                            December 22, 1989 (incorporated by reference to Exhibit
                            10.8(c) to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.9            -- First Amendment dated September 17, 1990 to Power
                            Purchase Agreement dated April 14, 1989 between
                            Consolidated Edison Company of New York, Inc. and Cogen
                            Technologies Linden Venture, L.P. (incorporated by
                            reference to Exhibit 10.2 to Registration Statement on
                            Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.10           -- Second Amendment dated December 22, 1993 to Power
                            Purchase Agreement dated April 14, 1989 between
                            Consolidated Edison Company of New York, Inc. and Cogen
                            Technologies Linden Venture, L.P. (incorporated by
                            reference to Exhibit 10.3 to Registration Statement on
                            Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.11           -- Gas Service Agreement by and among Cogen Technologies
                            Linden Venture, L.P., Public Service Electric and Gas
                            Company and Elizabethtown Gas Company dated July 13, 1990
                            (incorporated by reference to Exhibit 10.4 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            25, 1998).
         10.12           -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Exxon Corporation for the Sale of Steam dated August
                            1, 1990, as amended and restated by agreement by and
                            between Cogen Technologies Linden Venture, L.P. and
                            Infineum USA L.P. dated as of January 1, 1999
                            (incorporated by reference to Exhibit 10.12 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.13           -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Bayway Refining Company for the Sale of Steam
                            effective as of April 8, 1993 (incorporated by reference
                            to Exhibit 10.13 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed October 15, 1999).
         10.14           -- Backup Fuel Storage and Supply Agreement between Cogen
                            Technologies Linden Venture, L.P. and Exxon Corporation
                            dated October 4, 1991 (incorporated by reference to
                            Exhibit 10.6 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.15(a)        -- Ground Lease Agreement dated as of August 1, 1990, by and between Cogen Technologies Linden Venture, L.P. and Exxon
                            Corporation (incorporated by reference to Exhibit 10.7 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
            (b)          -- Amendment of Ground Lease Agreement by Letter Agreement
                            dated as of September 27, 1991, by Exxon Corporation,
                            agreed to by Cogen Technologies Linden Venture, L.P. and
                            consented to by General Electric Power Funding
                            Corporation (incorporated by reference to Exhibit
                            10.15(b) to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
            (c)          -- Amendment to Ground Lease Agreement dated as of July 31,
                            1992, by and between Cogen Technologies Linden Venture,
                            L.P. and Exxon Corporation (incorporated by reference to
                            Exhibit 10.15(c) to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
            (d)          -- Assignment of Cogen Lease dated as of April 8, 1993, by and between Exxon Corporation and Bayway Refining Company
                            (as confirmed by Confirmation of Assignment of Cogen
                            Lease dated as of April 8, 1993, by and between Exxon
                            Corporation and Bayway Refining Company) (incorporated by
                            reference to Exhibit 10.15(d) to Registration Statement
                            on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
            (e)          -- Second Amendment to Ground Lease Agreement dated as of
                            April 13, 1994, by and between Bayway Refining Company
                            and Cogen Technologies Linden Venture, L.P. (incorporated
                            by reference to Exhibit 10.15(e) to Registration
                            Statement on Form S-4/A (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on October 15, 1999).
         10.16           -- Operation and Maintenance Agreement by and between Cogen
                            Technologies Linden Venture, L.P. and General Electric
                            Company dated June 6, 1997 (incorporated by reference to
                            Exhibit 10.8 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.17           -- Amended and Restated Term Loan Agreement, dated as of
                            September 15, 1992, between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, National Association, as trustee
                            (incorporated by reference to Exhibit 10.9 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.18           -- First Amendment, dated April 30, 1993, to the Amended and
                            Restated Term Loan Agreement, dated as of September 15,
                            1992, between Cogen Technologies Linden, Ltd. and State
                            Street Bank and Trust Company of Connecticut, National
                            Association, as trustee (incorporated by reference to
                            Exhibit 10.10 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.19           -- Second Amendment, dated as of February 4, 1999, to the
                            Amended and Restated Term Loan Agreement, dated as of
                            September 15, 1992, between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, National Association, as Trustee
                            (incorporated by reference to Exhibit 10.19 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.20           -- Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (incorporated by reference to Exhibit
                            10.11 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.21           -- First Amendment, dated April 30, 1993, to the Amended and
                            Restated Agreement of Limited Partnership of Cogen
                            Technologies Linden Venture, L.P., dated as of September
                            15, 1992 (incorporated by reference to Exhibit 10.12 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.22           -- Second Amendment, dated as of February 4, 1999, of the
                            Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (incorporated by reference to Exhibit
                            10.22 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.23           -- Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd., effective as of June 28, 1989 (incorporated
                            by reference to Exhibit 10.13 to Registration Statement
                            on Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.24           -- First Amendment, dated as of February 14, 1990, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd. (incorporated by reference to Exhibit 10.14
                            to Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.25           -- Second Amendment, dated as of July 31, 1990, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd. (incorporated by reference to Exhibit 10.15
                            to Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.26           -- Third Amendment, dated as of February 4, 1999, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd. (incorporated by reference to Exhibit 10.26
                            to Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.27           -- Redemption and Conversion of Partnership Interests and
                            Fourth Amendment to the Agreement of Limited Partnership
                            of Cogen Technologies Linden, Ltd., dated as of February
                            4, 1999 (incorporated by reference to Exhibit 10.27 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.28           -- Easement Agreement dated June 21, 1991 among Cogen
                            Technologies Linden Venture, L.P., Texas Eastern
                            Cryogenics, Inc., Texas Eastern Transmission Corporation
                            and Houston Center Corporation and Assignment and
                            Conveyance dated December 22, 1993 (incorporated by
                            reference to Exhibit 10.16 to Registration Statement on
                            Form S-1/A (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on August 14, 1998).
         10.29           -- Easement Crossing Agreement dated as of December 17,
                            1990, by and between Coastal Pipeline Company and Cogen
                            Technologies Linden Venture, L.P., assigned to
                            Consolidated Edison Company of New York, Inc. pursuant to
                            the Assignment and Conveyance Agreement dated as of
                            December 22, 1993, by and between Cogen Technologies
                            Linden Venture, L.P. and Consolidated Edison Company of
                            New York, Inc. (incorporated by reference to Exhibit
                            10.29 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.30           -- Letter Agreement dated June 12, 1991 between Cogen
                            Technologies Linden Venture, L.P. and Colonial Pipeline
                            Company (incorporated by reference to Exhibit 10.30 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.31           -- Indenture dated as of May 9, 1991 between the People of the State of New York, acting by their Commissioner of
                            the Office of General Services and Cogen Technologies
                            Linden Venture, L.P. (incorporated by reference to
                            Exhibit 10.31 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.32           -- Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated as of September 17, 1992 among
                            Cogen Technologies Linden Venture, L.P., Cogen
                            Technologies Linden, Ltd., State Street Bank and Trust
                            Company of Connecticut as Limited Partner and as Lender
                            and Midatlantic National Bank, as amended by Amendment
                            dated April 30, 1993 (incorporated by reference to
                            Exhibit 10.17 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.33           -- Assignment and Security agreement dated February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement, dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd.
                            (incorporated by reference to Exhibit 10.19 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.34           -- Collateral Agency Agreement dated as of February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement, dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd.
                            (incorporated by reference to Exhibit 10.20 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.35           -- Letter of Credit and Reimbursement Agreement dated as of
                            September 17, 1992 between Cogen Technologies Linden
                            Venture, L.P. and General Electric Capital Corporation
                            (incorporated by reference to Exhibit 10.27 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.36           -- Power Purchase and Interconnection Agreement, dated April
                            15, 1988, between Public Service Electric and Gas Company
                            and Camden Cogen, L.P. (incorporated by reference to
                            Exhibit 10.30 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.37           -- First Amendment, dated June 12, 1990, to the Power
                            Purchase and Interconnection Agreement, dated April 15,
                            1988, between Public Service Electric and Gas Company and
                            Camden Cogen, L.P. (incorporated by reference to Exhibit
                            10.31 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.38           -- Second Amendment, dated August 21, 1990, to the Power
                            Purchase and Interconnection Agreement, dated April 15,
                            1988, between Public Service Electric and Gas Company and
                            Camden Cogen, L.P. (incorporated by reference to Exhibit
                            10.32 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.39           -- Gas Service Agreement, dated May 15, 1991, between Camden
                            Cogen L.P. and Public Service Electric and Gas Company
                            (incorporated by reference to Exhibit 10.33 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            25, 1998).
         10.40           -- First Amendment, dated November 1, 1991, to the Gas
                            Service Agreement dated May 15, 1991 between Camden Cogen
                            L.P. and Public Service Electric and Gas Company
                            (incorporated by reference to Exhibit 10.34 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.41(a)        -- Energy Purchase Agreement, dated December 18, 1989,
                            between Camden Cogen, L.P. and Camden Paperboard
                            Corporation (incorporated by reference to Exhibit 10.35
                            to Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
            (b)          -- First Amendment dated as of March 5, 1992, to Energy
                            Purchase Agreement dated December 18, 1989 (incorporated
                            by reference to Exhibit 10.41(b) to Registration
                            Statement on Form S-4/A (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on October 15, 1999).
         10.42           -- Amendment and Restatement dated as of April 1, 1993 of
                            the Construction and Term Loan Agreement dated as of
                            February 4, 1992 among Camden Cogen, L.P., the lenders
                            from time to time parties to the Agreement, and General
                            Electric Capital Corporation (incorporated by reference
                            to Exhibit 10.36 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.43           -- Amendment No. 1 dated as of December 22, 1993, by and
                            among Camden Cogen L.P., the lenders from time to time
                            parties to the Agreement, The Bank of Tokyo Trust
                            Company, The Toronto-Dominion Bank Trust Company and
                            General Electric Capital Corporation, to the Amendment
                            and Restatement dated as of April 1, 1993 of the
                            Construction and Term Loan Agreement dated as of February
                            4, 1992 among Camden Cogen L.P. and General Electric
                            Capital Corporation (incorporated by reference to Exhibit
                            10.37 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.44           -- Amendment No. 2 dated as of July 31, 1998, by and among
                            Camden Cogen L.P., The Bank of Tokyo-Mitsubishi Trust
                            Company (f/k/a The Bank of Tokyo Trust Company),
                            Commerzbank AG, New York Branch, Commerzbank AG, Atlanta
                            Agency, The Fuji Bank Limited, Credit Lyonnais, New York
                            Branch and General Electric Capital Corporation, to the
                            Amendment and Restatement dated as of April 1, 1993 of
                            the Construction and Term Loan Agreement dated as of
                            February 4, 1992 among Camden Cogen L.P. and General
                            Electric Capital Corporation (incorporated by reference
                            to Exhibit 10.44 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.45           -- Amendment No. 3 dated as of February 4, 1999, by and
                            among Camden Cogen L.P., the Tranche A Lenders and
                            Tranche B Lenders, The Bank of Tokyo-Mitsubishi Trust
                            Company (f/k/a The Bank of Tokyo Trust Company),
                            Commerzbank AG, New York Branch, and General Electric
                            Capital Corporation, to the Amendment and Restatement
                            dated as of April 1, 1993 of the Construction and Term
                            Loan Agreement dated as of February 4, 1992 among Camden
                            Cogen L.P. and General Electric Capital Corporation
                            (incorporated by reference to Exhibit 10.45 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.46           -- Agreement of Limited Partnership of Cogen Technologies
                            Camden GP Limited Partnership, dated as of July 26, 1991
                            (incorporated by reference to Exhibit 10.40 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.47           -- First Amendment, dated December 1, 1991, to the Agreement of Limited Partnership of Cogen Technologies Camden GP
                            Limited Partnership, dated as of July 26, 1991
                            (incorporated by reference to Exhibit 10.41 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.48           -- Second Amendment, dated as of February 4, 1999, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Camden GP Limited Partnership, dated as of July 26, 1991
                            (incorporated by reference to Exhibit 10.48 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.49           -- Amended and Restated Agreement of Limited Partnership of
                            Camden Cogen L.P., dated as of February 9, 1993
                            (incorporated by reference to Exhibit 10.42 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.50           -- Amendment No. 1 dated as of April 1, 1993 to the Amended and Restated Agreement of Limited Partnership of Camden
                            Cogen L.P., dated as of February 9, 1993 (incorporated by
                            reference to Exhibit 10.43 to Registration Statement on
                            Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.51           -- Amendment No. 2 dated as of December 22, 1993 to the
                            Amended and Restated Agreement of Limited Partnership of
                            Camden Cogen L.P., dated as of February 9, 1993
                            (incorporated by reference to Exhibit 10.44 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.52           -- Amendment No. 3 dated as of February 4, 1999, to the
                            Agreement of Limited Partnership of Camden Cogen L.P.,
                            dated as of February 9, 1993 (incorporated by reference
                            to Exhibit 10.52 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.53           -- Operation and Maintenance Agreement by and between Camden
                            Cogen L.P. and General Electric Company dated June 6,
                            1997 (incorporated by reference to Exhibit 10.45 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.54(a)        -- Mortgage dated February 4, 1992 between General Electric
                            Capital Corporation and Camden Cogen L.P., as amended by
                            First Amendment to Mortgage dated April 19, 1993 and
                            Assignment of Mortgage dated December 22, 1993
                            (incorporated by reference to Exhibit 10.46 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
              (b)        -- Assignment of Mortgage by Toronto Dominion (Texas), Inc.
                            to Commerzbank AG, New York Branch, dated as of July 31,
                            1998 (incorporated by reference to Exhibit 10.54(b) to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            November 19, 1999).
         10.55           -- Second Amended and Restated Security Deposit Agreement
                            dated December 22, 1993 among Bank of Tokyo Trust
                            Company, Toronto-Dominion Bank Trust Company, Camden
                            Cogen L.P., General Electric Capital Corporation and
                            Cogen Technologies Camden GP Limited Partnership and
                            Successor Security Deposit Agreement dated December 22,
                            1993 (incorporated by reference to Exhibit 10.47 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.56           -- Amendment No. 1, dated as of July 31, 1998, by and among
                            Camden Cogen L.P., Toronto Dominion (Texas), Inc.(f/k/a
                            The Toronto-Dominion Bank Trust Company), The
                            Toronto-Dominion Bank, General Electric Capital
                            Corporation, Cogen Technologies Camden GP Limited
                            Partnership, The Bank of Tokyo-Mitsubishi Trust Company
                            (f/k/a The Bank of Tokyo Trust Company), Commerzbank AG,
                            New York Branch, Commerzbank AG, Atlanta Agency, The Fuji
                            Bank Limited and Credit Lyonnais, New York Branch, to the
                            Second Amended and Restated Security Deposit Agreement
                            dated as of December 22, 1993 (incorporated by reference
                            to Exhibit 10.56 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.57           -- Second Successor Security Deposit Agent Agreement dated as of July 31, 1998, by and among Commerzbank AG, New
                            York Branch, Commerzbank AG, Atlanta Agency, The Bank of
                            Tokyo- Mitsubishi Trust Company (f/k/a The Bank of Tokyo
                            Trust Company), Camden Cogen L.P., Cogen Technologies
                            Camden GP Limited Partnership, The Fuji Bank Limited,
                            Credit Lyonnais, New York Branch, Toronto Dominion
                            (Texas), Inc. (f/k/a The Toronto-Dominion Bank Trust
                            Company), The Toronto-Dominion Bank and General Electric
                            Capital Corporation (superseding Successor Security
                            Deposit Agent Agreement dated as of December 22, 1993, by
                            and among The Toronto-Dominion Bank Trust Company, Cogen
                            Technologies Camden GP Limited Partnership, General
                            Electric Capital Corporation, Camden Cogen L.P.,
                            Midatlantic National Bank, The Bank of Tokyo Trust
                            Company and The Toronto-Dominion Bank) (incorporated by
                            reference to Exhibit 10.57 to Registration Statement on
                            Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.58           -- Second Successor Agency Agreement dated as of July 31,
                            1998, by and among Commerzbank AG, New York Branch,
                            Commerzbank AG, Atlanta Agency, The Bank of
                            Tokyo-Mitsubishi Trust Company, General Electric Capital
                            Corporation, Toronto Dominion (Texas), Inc., The Fuji
                            Bank Limited, Credit Lyonnais, New York Branch, The
                            Toronto-Dominion Bank and consented to by Camden Cogen
                            L.P. (incorporated by reference to Exhibit 10.58 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.59           -- Security Agreement dated as of February 4, 1992, between
                            General Electric Capital Corporation and Camden Cogen
                            L.P., as amended by Amendment No. 1 dated April 1, 1993
                            and Amendment No. 2 dated December 22, 1993 (incorporated
                            by reference to Exhibit 10.48 to Registration Statement
                            on Form S-1/A (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on August 14, 1998).
         10.60           -- Pledge and Security Agreement dated as of February 4,
                            1992, between General Electric Capital Corporation and
                            Cogen Technologies Camden Inc., as amended by Amendment
                            No. 1 dated April 1, 1993 and Amendment No. 2 dated
                            December 22, 1993 (incorporated by reference to Exhibit
                            10.49 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.61           -- Mortgage from Camden Cogen L.P., Mortgagor, to General
                            Electric Power Funding Corporation, Mortgagee, dated as
                            of February 4, 1992 (incorporated by reference to Exhibit
                            10.50 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.62           -- Second Mortgage from Camden Cogen L.P., Mortgagor, to
                            Public Service Electric and Gas Company, Mortgagee, dated
                            as of February 4, 1992 (incorporated by reference to
                            Exhibit 10.51 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.63           -- Interest Rate and Currency Exchange Agreement dated April
                            1, 1993 between General Electric Capital Corporation and
                            Camden Cogen L.P., as amended by Amendment No. 1 dated as
                            of December 22, 1993 and Confirmation Letter dated April
                            1, 1993 and Amendment No. 1 dated December 22, 1993
                            (incorporated by reference to Exhibit 10.52 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.64           -- Agreement for the Sale of Steam and Electricity dated
                            June 13, 1985 between IMTT-Bayonne and Cogen Technologies
                            NJ, Inc., as amended by Amendment dated May 22, 1986 and
                            Consent to Assignment dated December 15, 1988
                            (incorporated by reference to Exhibit 10.54 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.65           -- Easement Agreement dated as of April 1, 1993, by and
                            between Camden Cogen L.P. and Public Service Electric and
                            Gas Company (incorporated by reference to Exhibit 10.65
                            to Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.66           -- Easement Agreement dated as of December 18, 1992, by and between MacAndrews & Forbes Company and Camden Cogen
                            L.P., as amended by Amendment to Easement Agreement dated
                            as of March 22, 1993, by and between Mafco Worldwide
                            Corporation (f/k/a Mac Andrews & Forbes Company) and
                            Camden Cogen L.P. (incorporated by reference to Exhibit
                            10.66 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.67           -- Easement Agreement dated as of February 22, 1993, by and between Camden Paperboard Corporation and Camden Cogen
                            L.P. (incorporated by reference to Exhibit 10.67 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.68           -- Agreement for the Sale of Steam dated as of February 27,
                            1987 between Cogen Technologies NJ Venture and Exxon
                            Company U.S.A., as amended by Amendment dated August 21,
                            1988, assigned to General Electric Power Funding
                            Corporation pursuant to an Assignment Agreement dated as
                            of February 27, 1987, by and between Cogen Technologies
                            NJ Venture and General Electric Power Funding Corporation
                            (incorporated by reference to Exhibit 10.55 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.69           -- Letter Agreement for Gas Service between Public Service
                            Electric and Gas Company and Cogen Technologies NJ
                            Venture dated October 10, 1986 (incorporated by reference
                            to Exhibit 10.56 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.70           -- Water Supply Agreement between the City of Bayonne and
                            Cogen Technologies NJ Venture dated June 1, 1988
                            (incorporated by reference to Exhibit 10.57 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.71           -- Lease Agreement between Bayonne Industries, Inc.,
                            IMTT-Bayonne and Cogen Technologies NJ Venture dated
                            October 18, 1986 (incorporated by reference to Exhibit
                            10.58 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.72           -- Easement from Bayonne Industries, Inc. and IMTT-Bayonne to Cogen Technologies NJ Venture dated October 20, 1986,
                            as amended by First Amendment dated December 15, 1988
                            (incorporated by reference to Exhibit 10.59 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.73           -- Power Purchase and Operations Coordination Agreement
                            between Public Service Electric and Gas Company and Cogen
                            Technologies NJ Venture dated June 5, 1989 (incorporated
                            by reference to Exhibit 10.60 to Registration Statement
                            on Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.74           -- Agreement for Purchase of Electric Power between Cogen
                            Technologies NJ, Inc. and Jersey Central Power & Light
                            Company dated October 29, 1985 (incorporated by reference
                            to Exhibit 10.61 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.75           -- First Amendment dated September 5, 1986 to Agreement for
                            Purchase of Electric Power between Cogen Technologies NJ,
                            Inc. and Jersey Central Power & Light Company dated
                            October 29, 1985 (incorporated by reference to Exhibit
                            10.62 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.76           -- Assignment Agreement dated as of September 8, 1986, by
                            and between Cogen Technologies NJ, Inc. and Cogen
                            Technologies NJ Venture (incorporated by reference to
                            Exhibit 10.76 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.77           -- Second Amendment dated August 1, 1988 to Agreement for
                            Purchase of Electric Power between Cogen Technologies NJ
                            Venture and Jersey Central Power & Light Company dated
                            October 28, 1985 (incorporated by reference to Exhibit
                            10.63 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.78           -- Operation and Maintenance Agreement by and between Cogen
                            Technologies NJ Venture and General Electric Company
                            dated June 6, 1997 (incorporated by reference to Exhibit
                            10.64 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.79           -- Revised Transmission Service and Interconnection
                            Agreement between Public Service Electric and Gas Company
                            and Cogen Technologies NJ Venture dated April 27, 1987
                            (incorporated by reference to Exhibit 10.65 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.80           -- Term Loan Agreement dated as of November 1, 1987 between
                            Cogen Technologies NJ Venture and The Prudential
                            Insurance Company of America (incorporated by reference
                            to Exhibit 10.66 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.81           -- First Amendment dated December 15, 1988 to the Term Loan
                            Agreement dated as of November 1, 1987 between Cogen
                            Technologies NJ Venture and The Prudential Insurance
                            Company of America (incorporated by reference to Exhibit
                            10.67 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.82           -- Second Amendment dated July 31, 1996 to the Term Loan
                            Agreement dated as of November 1, 1987 between Cogen
                            Technologies NJ Venture and The Prudential Insurance
                            Company of America (incorporated by reference to Exhibit
                            10.68 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.83           -- Amended and Restated Joint Venture Agreement of Cogen
                            Technologies NJ Venture dated August 25, 1986, by and
                            among Cogen Technologies NJ, Inc., Enron Cogeneration
                            Five Company, CEA Bayonne, Inc. (the name of which was
                            changed to PSEG Bayonne Inc. and was recently merged into
                            Cogen Technologies NJ, Inc.), PSVO Bayonne, Inc. and
                            Transco Cogeneration Company (incorporated by reference
                            to Exhibit 10.71 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.84           -- Option Agreement between Bayonne Industries, Inc. and
                            Cogen Technologies NJ, Inc. dated May 22, 1986
                            (incorporated by reference to Exhibit 10.72 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.85           -- Purchase and Sale Agreement among Bayonne Industries,
                            Inc., IMTT-Bayonne and Cogen Technologies NJ, Inc. dated
                            May 22, 1986 (incorporated by reference to Exhibit 10.73
                            to Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.86           -- Steam Producing Facilities Lease Agreement between Cogen
                            Technologies NJ, Inc. and IMTT-Bayonne dated May 22, 1986
                            and Consent to Assignment dated December 15, 1998
                            (incorporated by reference to Exhibit 10.74 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.87           -- Mortgage and Security Agreement between The Prudential
                            Insurance Company of America and Cogen Technologies NJ
                            Venture dated December 15, 1988 (incorporated by
                            reference to Exhibit 10.75 to Registration Statement on
                            Form S-1/A (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on August 14, 1998).
         10.88           -- Security Agreement and Assignment between The Prudential
                            Insurance Company of America and Cogen Technologies NJ
                            Venture dated December 15, 1988, as amended by Amendment
                            dated April 27, 1995 and Waiver of Consent by The
                            Prudential Insurance Company of America dated July 28,
                            1995 (incorporated by reference to Exhibit 10.76 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.89           -- Disbursement and Security Agreement between The
                            Prudential Insurance Company of America, Midatlantic
                            National Bank and Cogen Technologies NJ Venture dated
                            December 15, 1988, as amended by Amendment No. 1 dated
                            February 9, 1989 (incorporated by reference to Exhibit
                            10.77 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.90           -- Kerosene Fuel Storage Agreement dated May 17, 1994
                            between IMTT-Bayonne and Cogen Technologies NJ Venture
                            (incorporated by reference to Exhibit 10.78 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.91           -- License Agreement for Wire, Pipe and Cable Transverse
                            Crossings and Longitudinal Occupations dated as of August
                            21, 1992, by and between Consolidated Rail Corporation
                            and Camden Cogen L.P. (incorporated by reference to
                            Exhibit 10.91 to Registration Statement on Form S-4/A
                            (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            November 19, 1999).
         10.92           -- Lease Agreement dated as of May 22, 1986, by and among
                            Bayonne Industries, Inc., IMTT-Bayonne and Cogen
                            Technologies NJ, Inc. (incorporated by reference to
                            Exhibit 10.92 to Registration Statement on Form S-4/A
                            (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            November 19, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.93           -- Letter Agreement dated as of March 15, 1990 by and
                            between Texas Eastern Cryogenics, Inc. and Cogen
                            Technologies, Inc. (n/k/a RCM Holdings, Inc.)
                            (incorporated by reference to Exhibit 10.93 to
                            Registration Statement on
                            Form S-4/A (Registration No. 333-81601) of East Coast
                            Power L.L.C., filed on November 19, 1999).
         10.94           -- Agreement for Maintenance and Operations of IMTT-Bayonne
                            Chem South Boilers dated as of April 3, 1998, by and
                            between IMTT-Bayonne and Cogen Technologies NJ Venture,
                            as amended by Letter Agreement dated as of April 3, 1998,
                            by and between General Electric O&M Services and Cogen
                            Technologies NJ Venture, as assigned to The Prudential
                            Insurance Company of America pursuant to a Security
                            Agreement and Assignment dated as of December 15, 1988,
                            by and between Cogen Technologies NJ Venture and The
                            Prudential Insurance Company of America, and consented to
                            by IMTT-Bayonne pursuant to a Consent to Assignment dated
                            as of April 3, 1998, by IMTT-Bayonne in favor of Cogen
                            Technologies NJ Venture (incorporated by reference to
                            Exhibit 10.94 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.95           -- Security Agreement dated as of May 22, 1986, by and
                            between Cogen Technologies NJ, Inc. and Bayonne
                            Industries, Inc. (incorporated by reference to Exhibit
                            10.95 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.96           -- Assignment and Security Agreement, dated February 4,
                            1992, made by Cogen Technologies Camden GP Limited
                            Partnership in favor of General Electric Capital
                            Corporation (incorporated by reference to Exhibit 10.79
                            to Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            25, 1998).
         10.97           -- Purchase Agreement, dated as of August 2, 1999, between
                            East Coast Power Holding Company, L.L.C. and Mesquite
                            Investors, L.L.C. (incorporated by reference to Exhibit
                            10.97 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999)
         10.98           -- Contribution Agreement, dated as of August 2, 1999, among
                            ECT Merchant Investments Corp., Enron Capital Management
                            II Limited Partnership, Enron Capital Management III
                            Limited Partnership, Joint Energy Development Investments
                            II Limited Partnership, East Coast Power Holding Company
                            L.L.C., the California Public Employees' Retirement
                            System and Mesquite Investors, L.L.C. (incorporated by
                            reference to Exhibit 10.98 to Registration Statement on
                            Form S-4/A (Registration No. 333-81601) of East Coast
                            Power L.L.C., filed on October 15, 1999).
        *10.99           -- Consulting Services Agreement effective as of February 4,
                            2000 between East Coast Power L.L.C. and Joseph M.
                            Bollinger.
        *10.100          -- Senior Subordinated Credit Agreement dated as of December
                            29, 1999 among East Coast Power L.L.C., Bank of America,
                            N.A., as Initial Lender, and Bank of America, as Agent.
        *10.101          -- Energy Services Agreement dated as of February 14, 2000 between East Coast Power L.L.C., as Seller, and Tosco
                            Refining, as Buyer.
         21.1            -- Subsidiaries of the Company (incorporated by reference to
                            Exhibit 21.1 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
        *27.1            -- Financial Data Schedule

---------------

 * Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EAST COAST POWER L.L.C.

                                            By:    /s/ ROBERT J. LICATO
                                              ----------------------------------
                                            Name: Robert J. Licato
                                            Title: President and Chief
                                               Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ ROBERT J. LICATO                   President and Chief Operating         March 30, 2000
-----------------------------------------------------    Officer (principal executive
                  Robert J. Licato                       officer)

                /s/ CHRISTINE K. LEE                   Vice President -- Finance,            March 30, 2000
-----------------------------------------------------    Secretary and Chief Accounting
                  Christine K. Lee                       Officer (principal financial and
                                                         accounting officer)

               /s/ J. CLIFFORD BAXTER                  Director of Enron Capital II          March 30, 2000
-----------------------------------------------------    Corp., the indirect general
                 J. Clifford Baxter                      partner of the Company's
                                                         managing member

              /s/ JAMES V. DERRICK, JR.                Director of Enron Capital II          March 30, 2000
-----------------------------------------------------    Corp., the indirect general
                James V. Derrick, Jr.                    partner of the Company's
                                                         managing member

                /s/ MARK E. HAEDICKE                   Director of Enron Capital II          March 30, 2000
-----------------------------------------------------    Corp., the indirect general
                  Mark E. Haedicke                       partner of the Company's
                                                         managing member

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.1            -- Second Amended and Restated Limited Liability Company
                            Agreement of East Coast Power L.L.C., dated as of August
                            13, 1999 among East Coast Power Holding Company L.L.C.,
                            the California State Public Employees' Retirement System
                            and Mesquite Investors, L.L.C. (incorporated by reference
                            to Exhibit 3.1 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
          4.1            -- Indenture between East Coast Power L.L.C. and The Bank of
                            New York, as trustee, dated as of April 20, 1999
                            (incorporated by reference to Exhibit 4.1 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.3            -- Registration Rights Agreement dated April 14, 1999, among
                            East Coast Power L.L.C., NationsBanc Montgomery
                            Securities LLC, Credit Suisse First Boston Corporation,
                            Lehman Brothers Inc. and SG Cowen Securities Corporation
                            (incorporated by reference to Exhibit 4.3 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.4            -- CalPERS Security Agreement dated as of April 20, 1999,
                            made by California Public Employees' Retirement System,
                            as Grantor, to The Bank of New York, as trustee
                            (incorporated by reference to Exhibit 4.4 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.5            -- Common Security Agreement dated as of April 20, 1999,
                            made by the signatories thereto, as Grantors, to The Bank
                            of New York, as trustee, and to The Bank of New York, as
                            Account Collateral Securities Intermediary (incorporated
                            by reference to Exhibit 4.5 to Registration Statement on
                            Form S-4 (Registration No. 333-81601) of East Coast Power
                            L.L.C., filed on June 25, 1999).
          4.6(a)         -- East Coast Power Holding Company Security Agreement dated as of April 20, 1999, made by East Coast Power Holding
                            Company L.L.C., as Grantor, to The Bank of New York, as
                            trustee (incorporated by reference to Exhibit 4.6 to
                            Registration Statement on Form S-4 (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on June 25,
                            1999).
          4.6(b)         -- First Amendment to East Coast Power Holding Company
                            Security Agreement, dated as of August 13, 1999, made by
                            East Coast Power Holding Company L.L.C., as Grantor, to
                            The Bank of New York, as trustee (incorporated by
                            reference to Exhibit 4.6(b) to Registration Statement on
                            Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
          4.7            -- ECT Merchant Investments Corp. Security Agreement dated as of April 20, 1999, made by ECT Merchant Investments
                            Corp., as Grantor, to The Bank of New York, as trustee
                            (incorporated by reference to Exhibit 4.7 to Registration
                            Statement on Form S-4 (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on June 25, 1999).
          4.8            -- Mesquite Security Agreement, dated as of August 13, 1999, made by Mesquite Investors, L.L.C., as Grantor, to The
                            Bank of New York, as trustee (incorporated by reference
                            to Exhibit 4.8 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.1            -- Transaction Agreement dated as of October 25, 1998, among
                            Enron Corp., Enron Capital & Trade Resources Corp., RCM
                            Holdings, Inc., Cogen Technologies Camden, Inc., Cogen
                            Technologies Capital Company, L.P., Cogen Technologies
                            Limited Partners Joint Venture, the Partners of Cogen
                            Technologies Limited Partners Joint Venture and the
                            Shareholders of McNair Energy Services Corporation
                            (incorporated by reference to Exhibit 10.1 to
                            Registration Statement on Form S-4 (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on June 25,
                            1999).
         10.2            -- Amendment No. 1 dated as of November 6, 1998, to
                            Transaction Agreement dated as of October 25, 1998
                            (incorporated by reference to Exhibit 10.2 to
                            Registration Statement on Form S-4 (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on June 25,
                            1999).
         10.3            -- Amendment No. 2 dated as of November 13, 1998, to
                            Transaction Agreement dated as of October 25, 1998
                            (incorporated by reference to Exhibit 10.3 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.4            -- Amendment No. 3 dated as of February 1, 1999, to
                            Transaction Agreement dated as of October 25, 1998
                            (incorporated by reference to Exhibit 10.4 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.5            -- Corporate Services Agreement effective as of February 5,
                            1999, between East Coast Power L.L.C. and Enron Capital &
                            Trade Resources Corp. (incorporated by reference to
                            Exhibit 10.5 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.6            -- Amended and Restated Credit Support Agreement dated as of
                            August 13, 1999, among East Coast Power L.L.C., Enron
                            Corp. and the Lenders (incorporated by reference to
                            Exhibit 10.6 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.7(a)         -- Promissory Note, dated as of August 13, 1999, by East
                            Coast Power L.L.C. in favor of Enron Corp. (incorporated
                            by reference to Exhibit 10.7(a) to Registration Statement
                            on Form S-4/A (Registration No. 333-81601) of East Coast
                            Power L.L.C., filed on October 15, 1999).
         10.7(b)         -- Promissory Note, dated as of August 13, 1999, by East
                            Coast Power L.L.C. in favor of El Paso Energy Corp.
                            (incorporated by reference to Exhibit 10.7(b) to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.8(a)         -- Power Purchase Agreement dated as of April 14, 1989, by and between Consolidated Edison Company of New York, Inc.
                            and Cogen Technologies, Inc. (n/k/a RCM Holdings, Inc.)
                            (incorporated by reference to Exhibit 10.1 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
            (b)          -- Assignment of Power Purchase Agreement dated as of July
                            21, 1989, by Cogen Technologies, Inc. to Cogen
                            Technologies Linden, Ltd. with the consent of
                            Consolidated Edison Company of New York, Inc. on August
                            3, 1989 (incorporated by reference to Exhibit 10.8(b) to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
            (c)          -- Assignment of Power Purchase Agreement dated as of
                            December 22, 1989, by Cogen Technologies Linden, Ltd. to
                            Cogen Technologies Linden Venture, L.P. with the consent
                            of Consolidated Edison Company of New York, Inc. on
                            December 22, 1989 (incorporated by reference to Exhibit
                            10.8(c) to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.9            -- First Amendment dated September 17, 1990 to Power
                            Purchase Agreement dated April 14, 1989 between
                            Consolidated Edison Company of New York, Inc. and Cogen
                            Technologies Linden Venture, L.P. (incorporated by
                            reference to Exhibit 10.2 to Registration Statement on
                            Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.10           -- Second Amendment dated December 22, 1993 to Power
                            Purchase Agreement dated April 14, 1989 between
                            Consolidated Edison Company of New York, Inc. and Cogen
                            Technologies Linden Venture, L.P. (incorporated by
                            reference to Exhibit 10.3 to Registration Statement on
                            Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.11           -- Gas Service Agreement by and among Cogen Technologies
                            Linden Venture, L.P., Public Service Electric and Gas
                            Company and Elizabethtown Gas Company dated July 13, 1990
                            (incorporated by reference to Exhibit 10.4 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            25, 1998).
         10.12           -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Exxon Corporation for the Sale of Steam dated August
                            1, 1990, as amended and restated by agreement by and
                            between Cogen Technologies Linden Venture, L.P. and
                            Infineum USA L.P. dated as of January 1, 1999
                            (incorporated by reference to Exhibit 10.12 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.13           -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Bayway Refining Company for the Sale of Steam
                            effective as of April 8, 1993 (incorporated by reference
                            to Exhibit 10.13 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed October 15, 1999).
         10.14           -- Backup Fuel Storage and Supply Agreement between Cogen
                            Technologies Linden Venture, L.P. and Exxon Corporation
                            dated October 4, 1991 (incorporated by reference to
                            Exhibit 10.6 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.15(a)        -- Ground Lease Agreement dated as of August 1, 1990, by and between Cogen Technologies Linden Venture, L.P. and Exxon
                            Corporation (incorporated by reference to Exhibit 10.7 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
            (b)          -- Amendment of Ground Lease Agreement by Letter Agreement
                            dated as of September 27, 1991, by Exxon Corporation,
                            agreed to by Cogen Technologies Linden Venture, L.P. and
                            consented to by General Electric Power Funding
                            Corporation (incorporated by reference to Exhibit
                            10.15(b) to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
            (c)          -- Amendment to Ground Lease Agreement dated as of July 31,
                            1992, by and between Cogen Technologies Linden Venture,
                            L.P. and Exxon Corporation (incorporated by reference to
                            Exhibit 10.15(c) to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
            (d)          -- Assignment of Cogen Lease dated as of April 8, 1993, by and between Exxon Corporation and Bayway Refining Company
                            (as confirmed by Confirmation of Assignment of Cogen
                            Lease dated as of April 8, 1993, by and between Exxon
                            Corporation and Bayway Refining Company) (incorporated by
                            reference to Exhibit 10.15(d) to Registration Statement
                            on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
            (e)          -- Second Amendment to Ground Lease Agreement dated as of
                            April 13, 1994, by and between Bayway Refining Company
                            and Cogen Technologies Linden Venture, L.P. (incorporated
                            by reference to Exhibit 10.15(e) to Registration
                            Statement on Form S-4/A (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on October 15, 1999).
         10.16           -- Operation and Maintenance Agreement by and between Cogen
                            Technologies Linden Venture, L.P. and General Electric
                            Company dated June 6, 1997 (incorporated by reference to
                            Exhibit 10.8 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.17           -- Amended and Restated Term Loan Agreement, dated as of
                            September 15, 1992, between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, National Association, as trustee
                            (incorporated by reference to Exhibit 10.9 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.18           -- First Amendment, dated April 30, 1993, to the Amended and
                            Restated Term Loan Agreement, dated as of September 15,
                            1992, between Cogen Technologies Linden, Ltd. and State
                            Street Bank and Trust Company of Connecticut, National
                            Association, as trustee (incorporated by reference to
                            Exhibit 10.10 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.19           -- Second Amendment, dated as of February 4, 1999, to the
                            Amended and Restated Term Loan Agreement, dated as of
                            September 15, 1992, between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, National Association, as Trustee
                            (incorporated by reference to Exhibit 10.19 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.20           -- Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (incorporated by reference to Exhibit
                            10.11 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.21           -- First Amendment, dated April 30, 1993, to the Amended and
                            Restated Agreement of Limited Partnership of Cogen
                            Technologies Linden Venture, L.P., dated as of September
                            15, 1992 (incorporated by reference to Exhibit 10.12 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.22           -- Second Amendment, dated as of February 4, 1999, of the
                            Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (incorporated by reference to Exhibit
                            10.22 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.23           -- Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd., effective as of June 28, 1989 (incorporated
                            by reference to Exhibit 10.13 to Registration Statement
                            on Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.24           -- First Amendment, dated as of February 14, 1990, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd. (incorporated by reference to Exhibit 10.14
                            to Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.25           -- Second Amendment, dated as of July 31, 1990, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd. (incorporated by reference to Exhibit 10.15
                            to Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.26           -- Third Amendment, dated as of February 4, 1999, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd. (incorporated by reference to Exhibit 10.26
                            to Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.27           -- Redemption and Conversion of Partnership Interests and
                            Fourth Amendment to the Agreement of Limited Partnership
                            of Cogen Technologies Linden, Ltd., dated as of February
                            4, 1999 (incorporated by reference to Exhibit 10.27 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.28           -- Easement Agreement dated June 21, 1991 among Cogen
                            Technologies Linden Venture, L.P., Texas Eastern
                            Cryogenics, Inc., Texas Eastern Transmission Corporation
                            and Houston Center Corporation and Assignment and
                            Conveyance dated December 22, 1993 (incorporated by
                            reference to Exhibit 10.16 to Registration Statement on
                            Form S-1/A (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on August 14, 1998).
         10.29           -- Easement Crossing Agreement dated as of December 17,
                            1990, by and between Coastal Pipeline Company and Cogen
                            Technologies Linden Venture, L.P., assigned to
                            Consolidated Edison Company of New York, Inc. pursuant to
                            the Assignment and Conveyance Agreement dated as of
                            December 22, 1993, by and between Cogen Technologies
                            Linden Venture, L.P. and Consolidated Edison Company of
                            New York, Inc. (incorporated by reference to Exhibit
                            10.29 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.30           -- Letter Agreement dated June 12, 1991 between Cogen
                            Technologies Linden Venture, L.P. and Colonial Pipeline
                            Company (incorporated by reference to Exhibit 10.30 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.31           -- Indenture dated as of May 9, 1991 between the People of the State of New York, acting by their Commissioner of
                            the Office of General Services and Cogen Technologies
                            Linden Venture, L.P. (incorporated by reference to
                            Exhibit 10.31 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.32           -- Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated as of September 17, 1992 among
                            Cogen Technologies Linden Venture, L.P., Cogen
                            Technologies Linden, Ltd., State Street Bank and Trust
                            Company of Connecticut as Limited Partner and as Lender
                            and Midatlantic National Bank, as amended by Amendment
                            dated April 30, 1993 (incorporated by reference to
                            Exhibit 10.17 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.33           -- Assignment and Security agreement dated February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement, dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd.
                            (incorporated by reference to Exhibit 10.19 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.34           -- Collateral Agency Agreement dated as of February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement, dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd.
                            (incorporated by reference to Exhibit 10.20 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.35           -- Letter of Credit and Reimbursement Agreement dated as of
                            September 17, 1992 between Cogen Technologies Linden
                            Venture, L.P. and General Electric Capital Corporation
                            (incorporated by reference to Exhibit 10.27 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.36           -- Power Purchase and Interconnection Agreement, dated April
                            15, 1988, between Public Service Electric and Gas Company
                            and Camden Cogen, L.P. (incorporated by reference to
                            Exhibit 10.30 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.37           -- First Amendment, dated June 12, 1990, to the Power
                            Purchase and Interconnection Agreement, dated April 15,
                            1988, between Public Service Electric and Gas Company and
                            Camden Cogen, L.P. (incorporated by reference to Exhibit
                            10.31 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.38           -- Second Amendment, dated August 21, 1990, to the Power
                            Purchase and Interconnection Agreement, dated April 15,
                            1988, between Public Service Electric and Gas Company and
                            Camden Cogen, L.P. (incorporated by reference to Exhibit
                            10.32 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.39           -- Gas Service Agreement, dated May 15, 1991, between Camden
                            Cogen L.P. and Public Service Electric and Gas Company
                            (incorporated by reference to Exhibit 10.33 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            25, 1998).
         10.40           -- First Amendment, dated November 1, 1991, to the Gas
                            Service Agreement dated May 15, 1991 between Camden Cogen
                            L.P. and Public Service Electric and Gas Company
                            (incorporated by reference to Exhibit 10.34 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.41(a)        -- Energy Purchase Agreement, dated December 18, 1989,
                            between Camden Cogen, L.P. and Camden Paperboard
                            Corporation (incorporated by reference to Exhibit 10.35
                            to Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
            (b)          -- First Amendment dated as of March 5, 1992, to Energy
                            Purchase Agreement dated December 18, 1989 (incorporated
                            by reference to Exhibit 10.41(b) to Registration
                            Statement on Form S-4/A (Registration No. 333-81601) of
                            East Coast Power L.L.C., filed on October 15, 1999).
         10.42           -- Amendment and Restatement dated as of April 1, 1993 of
                            the Construction and Term Loan Agreement dated as of
                            February 4, 1992 among Camden Cogen, L.P., the lenders
                            from time to time parties to the Agreement, and General
                            Electric Capital Corporation (incorporated by reference
                            to Exhibit 10.36 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.43           -- Amendment No. 1 dated as of December 22, 1993, by and
                            among Camden Cogen L.P., the lenders from time to time
                            parties to the Agreement, The Bank of Tokyo Trust
                            Company, The Toronto-Dominion Bank Trust Company and
                            General Electric Capital Corporation, to the Amendment
                            and Restatement dated as of April 1, 1993 of the
                            Construction and Term Loan Agreement dated as of February
                            4, 1992 among Camden Cogen L.P. and General Electric
                            Capital Corporation (incorporated by reference to Exhibit
                            10.37 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.44           -- Amendment No. 2 dated as of July 31, 1998, by and among
                            Camden Cogen L.P., The Bank of Tokyo-Mitsubishi Trust
                            Company (f/k/a The Bank of Tokyo Trust Company),
                            Commerzbank AG, New York Branch, Commerzbank AG, Atlanta
                            Agency, The Fuji Bank Limited, Credit Lyonnais, New York
                            Branch and General Electric Capital Corporation, to the
                            Amendment and Restatement dated as of April 1, 1993 of
                            the Construction and Term Loan Agreement dated as of
                            February 4, 1992 among Camden Cogen L.P. and General
                            Electric Capital Corporation (incorporated by reference
                            to Exhibit 10.44 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.45           -- Amendment No. 3 dated as of February 4, 1999, by and
                            among Camden Cogen L.P., the Tranche A Lenders and
                            Tranche B Lenders, The Bank of Tokyo-Mitsubishi Trust
                            Company (f/k/a The Bank of Tokyo Trust Company),
                            Commerzbank AG, New York Branch, and General Electric
                            Capital Corporation, to the Amendment and Restatement
                            dated as of April 1, 1993 of the Construction and Term
                            Loan Agreement dated as of February 4, 1992 among Camden
                            Cogen L.P. and General Electric Capital Corporation
                            (incorporated by reference to Exhibit 10.45 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.46           -- Agreement of Limited Partnership of Cogen Technologies
                            Camden GP Limited Partnership, dated as of July 26, 1991
                            (incorporated by reference to Exhibit 10.40 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.47           -- First Amendment, dated December 1, 1991, to the Agreement of Limited Partnership of Cogen Technologies Camden GP
                            Limited Partnership, dated as of July 26, 1991
                            (incorporated by reference to Exhibit 10.41 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.48           -- Second Amendment, dated as of February 4, 1999, to the
                            Agreement of Limited Partnership of Cogen Technologies
                            Camden GP Limited Partnership, dated as of July 26, 1991
                            (incorporated by reference to Exhibit 10.48 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.49           -- Amended and Restated Agreement of Limited Partnership of
                            Camden Cogen L.P., dated as of February 9, 1993
                            (incorporated by reference to Exhibit 10.42 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.50           -- Amendment No. 1 dated as of April 1, 1993 to the Amended and Restated Agreement of Limited Partnership of Camden
                            Cogen L.P., dated as of February 9, 1993 (incorporated by
                            reference to Exhibit 10.43 to Registration Statement on
                            Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.51           -- Amendment No. 2 dated as of December 22, 1993 to the
                            Amended and Restated Agreement of Limited Partnership of
                            Camden Cogen L.P., dated as of February 9, 1993
                            (incorporated by reference to Exhibit 10.44 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.52           -- Amendment No. 3 dated as of February 4, 1999, to the
                            Agreement of Limited Partnership of Camden Cogen L.P.,
                            dated as of February 9, 1993 (incorporated by reference
                            to Exhibit 10.52 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.53           -- Operation and Maintenance Agreement by and between Camden
                            Cogen L.P. and General Electric Company dated June 6,
                            1997 (incorporated by reference to Exhibit 10.45 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.54(a)        -- Mortgage dated February 4, 1992 between General Electric
                            Capital Corporation and Camden Cogen L.P., as amended by
                            First Amendment to Mortgage dated April 19, 1993 and
                            Assignment of Mortgage dated December 22, 1993
                            (incorporated by reference to Exhibit 10.46 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
              (b)        -- Assignment of Mortgage by Toronto Dominion (Texas), Inc.
                            to Commerzbank AG, New York Branch, dated as of July 31,
                            1998 (incorporated by reference to Exhibit 10.54(b) to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            November 19, 1999).
         10.55           -- Second Amended and Restated Security Deposit Agreement
                            dated December 22, 1993 among Bank of Tokyo Trust
                            Company, Toronto-Dominion Bank Trust Company, Camden
                            Cogen L.P., General Electric Capital Corporation and
                            Cogen Technologies Camden GP Limited Partnership and
                            Successor Security Deposit Agreement dated December 22,
                            1993 (incorporated by reference to Exhibit 10.47 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.56           -- Amendment No. 1, dated as of July 31, 1998, by and among
                            Camden Cogen L.P., Toronto Dominion (Texas), Inc.(f/k/a
                            The Toronto-Dominion Bank Trust Company), The
                            Toronto-Dominion Bank, General Electric Capital
                            Corporation, Cogen Technologies Camden GP Limited
                            Partnership, The Bank of Tokyo-Mitsubishi Trust Company
                            (f/k/a The Bank of Tokyo Trust Company), Commerzbank AG,
                            New York Branch, Commerzbank AG, Atlanta Agency, The Fuji
                            Bank Limited and Credit Lyonnais, New York Branch, to the
                            Second Amended and Restated Security Deposit Agreement
                            dated as of December 22, 1993 (incorporated by reference
                            to Exhibit 10.56 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.57           -- Second Successor Security Deposit Agent Agreement dated as of July 31, 1998, by and among Commerzbank AG, New
                            York Branch, Commerzbank AG, Atlanta Agency, The Bank of
                            Tokyo- Mitsubishi Trust Company (f/k/a The Bank of Tokyo
                            Trust Company), Camden Cogen L.P., Cogen Technologies
                            Camden GP Limited Partnership, The Fuji Bank Limited,
                            Credit Lyonnais, New York Branch, Toronto Dominion
                            (Texas), Inc. (f/k/a The Toronto-Dominion Bank Trust
                            Company), The Toronto-Dominion Bank and General Electric
                            Capital Corporation (superseding Successor Security
                            Deposit Agent Agreement dated as of December 22, 1993, by
                            and among The Toronto-Dominion Bank Trust Company, Cogen
                            Technologies Camden GP Limited Partnership, General
                            Electric Capital Corporation, Camden Cogen L.P.,
                            Midatlantic National Bank, The Bank of Tokyo Trust
                            Company and The Toronto-Dominion Bank) (incorporated by
                            reference to Exhibit 10.57 to Registration Statement on
                            Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.58           -- Second Successor Agency Agreement dated as of July 31,
                            1998, by and among Commerzbank AG, New York Branch,
                            Commerzbank AG, Atlanta Agency, The Bank of
                            Tokyo-Mitsubishi Trust Company, General Electric Capital
                            Corporation, Toronto Dominion (Texas), Inc., The Fuji
                            Bank Limited, Credit Lyonnais, New York Branch, The
                            Toronto-Dominion Bank and consented to by Camden Cogen
                            L.P. (incorporated by reference to Exhibit 10.58 to
                            Registration Statement on Form S-4/A (Registration No.
                            333-81601) of East Coast Power L.L.C., filed on October
                            15, 1999).
         10.59           -- Security Agreement dated as of February 4, 1992, between
                            General Electric Capital Corporation and Camden Cogen
                            L.P., as amended by Amendment No. 1 dated April 1, 1993
                            and Amendment No. 2 dated December 22, 1993 (incorporated
                            by reference to Exhibit 10.48 to Registration Statement
                            on Form S-1/A (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on August 14, 1998).
         10.60           -- Pledge and Security Agreement dated as of February 4,
                            1992, between General Electric Capital Corporation and
                            Cogen Technologies Camden Inc., as amended by Amendment
                            No. 1 dated April 1, 1993 and Amendment No. 2 dated
                            December 22, 1993 (incorporated by reference to Exhibit
                            10.49 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.61           -- Mortgage from Camden Cogen L.P., Mortgagor, to General
                            Electric Power Funding Corporation, Mortgagee, dated as
                            of February 4, 1992 (incorporated by reference to Exhibit
                            10.50 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.62           -- Second Mortgage from Camden Cogen L.P., Mortgagor, to
                            Public Service Electric and Gas Company, Mortgagee, dated
                            as of February 4, 1992 (incorporated by reference to
                            Exhibit 10.51 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.63           -- Interest Rate and Currency Exchange Agreement dated April
                            1, 1993 between General Electric Capital Corporation and
                            Camden Cogen L.P., as amended by Amendment No. 1 dated as
                            of December 22, 1993 and Confirmation Letter dated April
                            1, 1993 and Amendment No. 1 dated December 22, 1993
                            (incorporated by reference to Exhibit 10.52 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.64           -- Agreement for the Sale of Steam and Electricity dated
                            June 13, 1985 between IMTT-Bayonne and Cogen Technologies
                            NJ, Inc., as amended by Amendment dated May 22, 1986 and
                            Consent to Assignment dated December 15, 1988
                            (incorporated by reference to Exhibit 10.54 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.65           -- Easement Agreement dated as of April 1, 1993, by and
                            between Camden Cogen L.P. and Public Service Electric and
                            Gas Company (incorporated by reference to Exhibit 10.65
                            to Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.66           -- Easement Agreement dated as of December 18, 1992, by and between MacAndrews & Forbes Company and Camden Cogen
                            L.P., as amended by Amendment to Easement Agreement dated
                            as of March 22, 1993, by and between Mafco Worldwide
                            Corporation (f/k/a Mac Andrews & Forbes Company) and
                            Camden Cogen L.P. (incorporated by reference to Exhibit
                            10.66 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
         10.67           -- Easement Agreement dated as of February 22, 1993, by and between Camden Paperboard Corporation and Camden Cogen
                            L.P. (incorporated by reference to Exhibit 10.67 to
                            Registration Statement on Form S-4/A (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            October 15, 1999).
         10.68           -- Agreement for the Sale of Steam dated as of February 27,
                            1987 between Cogen Technologies NJ Venture and Exxon
                            Company U.S.A., as amended by Amendment dated August 21,
                            1988, assigned to General Electric Power Funding
                            Corporation pursuant to an Assignment Agreement dated as
                            of February 27, 1987, by and between Cogen Technologies
                            NJ Venture and General Electric Power Funding Corporation
                            (incorporated by reference to Exhibit 10.55 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.69           -- Letter Agreement for Gas Service between Public Service
                            Electric and Gas Company and Cogen Technologies NJ
                            Venture dated October 10, 1986 (incorporated by reference
                            to Exhibit 10.56 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.70           -- Water Supply Agreement between the City of Bayonne and
                            Cogen Technologies NJ Venture dated June 1, 1988
                            (incorporated by reference to Exhibit 10.57 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.71           -- Lease Agreement between Bayonne Industries, Inc.,
                            IMTT-Bayonne and Cogen Technologies NJ Venture dated
                            October 18, 1986 (incorporated by reference to Exhibit
                            10.58 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.72           -- Easement from Bayonne Industries, Inc. and IMTT-Bayonne to Cogen Technologies NJ Venture dated October 20, 1986,
                            as amended by First Amendment dated December 15, 1988
                            (incorporated by reference to Exhibit 10.59 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.73           -- Power Purchase and Operations Coordination Agreement
                            between Public Service Electric and Gas Company and Cogen
                            Technologies NJ Venture dated June 5, 1989 (incorporated
                            by reference to Exhibit 10.60 to Registration Statement
                            on Form S-1 (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on May 26, 1998).
         10.74           -- Agreement for Purchase of Electric Power between Cogen
                            Technologies NJ, Inc. and Jersey Central Power & Light
                            Company dated October 29, 1985 (incorporated by reference
                            to Exhibit 10.61 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.75           -- First Amendment dated September 5, 1986 to Agreement for
                            Purchase of Electric Power between Cogen Technologies NJ,
                            Inc. and Jersey Central Power & Light Company dated
                            October 29, 1985 (incorporated by reference to Exhibit
                            10.62 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.76           -- Assignment Agreement dated as of September 8, 1986, by
                            and between Cogen Technologies NJ, Inc. and Cogen
                            Technologies NJ Venture (incorporated by reference to
                            Exhibit 10.76 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.77           -- Second Amendment dated August 1, 1988 to Agreement for
                            Purchase of Electric Power between Cogen Technologies NJ
                            Venture and Jersey Central Power & Light Company dated
                            October 28, 1985 (incorporated by reference to Exhibit
                            10.63 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.78           -- Operation and Maintenance Agreement by and between Cogen
                            Technologies NJ Venture and General Electric Company
                            dated June 6, 1997 (incorporated by reference to Exhibit
                            10.64 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.79           -- Revised Transmission Service and Interconnection
                            Agreement between Public Service Electric and Gas Company
                            and Cogen Technologies NJ Venture dated April 27, 1987
                            (incorporated by reference to Exhibit 10.65 to
                            Registration Statement on Form S-1 (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on May 26,
                            1998).
         10.80           -- Term Loan Agreement dated as of November 1, 1987 between
                            Cogen Technologies NJ Venture and The Prudential
                            Insurance Company of America (incorporated by reference
                            to Exhibit 10.66 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.81           -- First Amendment dated December 15, 1988 to the Term Loan
                            Agreement dated as of November 1, 1987 between Cogen
                            Technologies NJ Venture and The Prudential Insurance
                            Company of America (incorporated by reference to Exhibit
                            10.67 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).
         10.82           -- Second Amendment dated July 31, 1996 to the Term Loan
                            Agreement dated as of November 1, 1987 between Cogen
                            Technologies NJ Venture and The Prudential Insurance
                            Company of America (incorporated by reference to Exhibit
                            10.68 to Registration Statement on Form S-1 (Registration
                            No. 333-53533) of Cogen Technologies, Inc., filed on May
                            26, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.83           -- Amended and Restated Joint Venture Agreement of Cogen
                            Technologies NJ Venture dated August 25, 1986, by and
                            among Cogen Technologies NJ, Inc., Enron Cogeneration
                            Five Company, CEA Bayonne, Inc. (the name of which was
                            changed to PSEG Bayonne Inc. and was recently merged into
                            Cogen Technologies NJ, Inc.), PSVO Bayonne, Inc. and
                            Transco Cogeneration Company (incorporated by reference
                            to Exhibit 10.71 to Registration Statement on Form S-1
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on May 26, 1998).
         10.84           -- Option Agreement between Bayonne Industries, Inc. and
                            Cogen Technologies NJ, Inc. dated May 22, 1986
                            (incorporated by reference to Exhibit 10.72 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.85           -- Purchase and Sale Agreement among Bayonne Industries,
                            Inc., IMTT-Bayonne and Cogen Technologies NJ, Inc. dated
                            May 22, 1986 (incorporated by reference to Exhibit 10.73
                            to Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.86           -- Steam Producing Facilities Lease Agreement between Cogen
                            Technologies NJ, Inc. and IMTT-Bayonne dated May 22, 1986
                            and Consent to Assignment dated December 15, 1998
                            (incorporated by reference to Exhibit 10.74 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.87           -- Mortgage and Security Agreement between The Prudential
                            Insurance Company of America and Cogen Technologies NJ
                            Venture dated December 15, 1988 (incorporated by
                            reference to Exhibit 10.75 to Registration Statement on
                            Form S-1/A (Registration No. 333-53533) of Cogen
                            Technologies, Inc., filed on August 14, 1998).
         10.88           -- Security Agreement and Assignment between The Prudential
                            Insurance Company of America and Cogen Technologies NJ
                            Venture dated December 15, 1988, as amended by Amendment
                            dated April 27, 1995 and Waiver of Consent by The
                            Prudential Insurance Company of America dated July 28,
                            1995 (incorporated by reference to Exhibit 10.76 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.89           -- Disbursement and Security Agreement between The
                            Prudential Insurance Company of America, Midatlantic
                            National Bank and Cogen Technologies NJ Venture dated
                            December 15, 1988, as amended by Amendment No. 1 dated
                            February 9, 1989 (incorporated by reference to Exhibit
                            10.77 to Registration Statement on Form S-1/A
                            (Registration No. 333-53533) of Cogen Technologies, Inc.,
                            filed on August 14, 1998).
         10.90           -- Kerosene Fuel Storage Agreement dated May 17, 1994
                            between IMTT-Bayonne and Cogen Technologies NJ Venture
                            (incorporated by reference to Exhibit 10.78 to
                            Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            14, 1998).
         10.91           -- License Agreement for Wire, Pipe and Cable Transverse
                            Crossings and Longitudinal Occupations dated as of August
                            21, 1992, by and between Consolidated Rail Corporation
                            and Camden Cogen L.P. (incorporated by reference to
                            Exhibit 10.91 to Registration Statement on Form S-4/A
                            (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            November 19, 1999).
         10.92           -- Lease Agreement dated as of May 22, 1986, by and among
                            Bayonne Industries, Inc., IMTT-Bayonne and Cogen
                            Technologies NJ, Inc. (incorporated by reference to
                            Exhibit 10.92 to Registration Statement on Form S-4/A
                            (Registration
                            No. 333-81601) of East Coast Power L.L.C., filed on
                            November 19, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.93           -- Letter Agreement dated as of March 15, 1990 by and
                            between Texas Eastern Cryogenics, Inc. and Cogen
                            Technologies, Inc. (n/k/a RCM Holdings, Inc.)
                            (incorporated by reference to Exhibit 10.93 to
                            Registration Statement on
                            Form S-4/A (Registration No. 333-81601) of East Coast
                            Power L.L.C., filed on November 19, 1999).
         10.94           -- Agreement for Maintenance and Operations of IMTT-Bayonne
                            Chem South Boilers dated as of April 3, 1998, by and
                            between IMTT-Bayonne and Cogen Technologies NJ Venture,
                            as amended by Letter Agreement dated as of April 3, 1998,
                            by and between General Electric O&M Services and Cogen
                            Technologies NJ Venture, as assigned to The Prudential
                            Insurance Company of America pursuant to a Security
                            Agreement and Assignment dated as of December 15, 1988,
                            by and between Cogen Technologies NJ Venture and The
                            Prudential Insurance Company of America, and consented to
                            by IMTT-Bayonne pursuant to a Consent to Assignment dated
                            as of April 3, 1998, by IMTT-Bayonne in favor of Cogen
                            Technologies NJ Venture (incorporated by reference to
                            Exhibit 10.94 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.95           -- Security Agreement dated as of May 22, 1986, by and
                            between Cogen Technologies NJ, Inc. and Bayonne
                            Industries, Inc. (incorporated by reference to Exhibit
                            10.95 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on November 19, 1999).
         10.96           -- Assignment and Security Agreement, dated February 4,
                            1992, made by Cogen Technologies Camden GP Limited
                            Partnership in favor of General Electric Capital
                            Corporation (incorporated by reference to Exhibit 10.79
                            to Registration Statement on Form S-1/A (Registration No.
                            333-53533) of Cogen Technologies, Inc., filed on August
                            25, 1998).
         10.97           -- Purchase Agreement, dated as of August 2, 1999, between
                            East Coast Power Holding Company, L.L.C. and Mesquite
                            Investors, L.L.C. (incorporated by reference to Exhibit
                            10.97 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999)
         10.98           -- Contribution Agreement, dated as of August 2, 1999, among
                            ECT Merchant Investments Corp., Enron Capital Management
                            II Limited Partnership, Enron Capital Management III
                            Limited Partnership, Joint Energy Development Investments
                            II Limited Partnership, East Coast Power Holding Company
                            L.L.C., the California Public Employees' Retirement
                            System and Mesquite Investors, L.L.C. (incorporated by
                            reference to Exhibit 10.98 to Registration Statement on
                            Form S-4/A (Registration No. 333-81601) of East Coast
                            Power L.L.C., filed on October 15, 1999).
        *10.99           -- Consulting Services Agreement effective as of February 4,
                            2000 between East Coast Power L.L.C. and Joseph M.
                            Bollinger.
        *10.100          -- Senior Subordinated Credit Agreement dated as of December
                            29, 1999 among East Coast Power L.L.C., Bank of America,
                            N.A., as Initial Lender, and Bank of America, as Agent.
        *10.101          -- Energy Services Agreement dated as of February 14, 2000 between East Coast Power L.L.C., as Seller, and Tosco
                            Refining, as Buyer.
         21.1            -- Subsidiaries of the Company (incorporated by reference to
                            Exhibit 21.1 to Registration Statement on Form S-4/A
                            (Registration No. 333-81601) of East Coast Power L.L.C.,
                            filed on October 15, 1999).
        *27.1            -- Financial Data Schedule

---------------

 * Filed herewith.