Form 10-Q
period 2001-06-30
EAST COAST POWER LLC
filed 2001-09-07
CIK 1089472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 333-45124

                             ---------------------

                            EAST COAST POWER L.L.C.
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                      52-2143667
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

               EL PASO BUILDING
            1001 LOUISIANA STREET
                HOUSTON, TEXAS                                     77002
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     99% of the membership interests of East Coast Power L.L.C. are owned directly or indirectly by Mesquite Investors, L.L.C., and 1% of membership interests is owned directly or indirectly by East Coast Power Holding Company L.L.C. Such membership interests are not publicly traded and therefore have no separate, quantifiable market value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS
                                                              QUARTER ENDED        ENDED
                                                                 JUNE 30,         JUNE 30,
                                                              --------------   --------------
                                                              2001     2000    2001     2000
                                                              -----   ------   -----   ------
Operating revenues
  Electricity...............................................  $30.4   $   --   $35.6   $   --
  Steam.....................................................    1.7       --     2.2       --
  Equity in earnings (losses) of affiliates
     Cogen Technologies Linden Venture, L.P.................   34.8     12.2    54.0     26.0
     Camden Cogen L.P.......................................    1.3     (0.6)    4.8      0.5
     Cogen Technologies NJ Venture..........................     --      1.4    (3.6)     4.6
                                                              -----   ------   -----   ------
                                                               68.2     13.0    93.0     31.1
                                                              -----   ------   -----   ------
Operating expenses
  Fuel......................................................   16.7       --    20.6       --
  Operation and maintenance.................................    3.7       --     5.3       --
  Depreciation..............................................    0.8       --     0.9       --
  General and administrative................................    1.6      1.6     3.4      3.9
  Amortization of excess cost...............................    5.9       --     7.1       --
                                                              -----   ------   -----   ------
                                                               28.7      1.6    37.3      3.9
                                                              -----   ------   -----   ------
Operating income............................................   39.5     11.4    55.7     27.2
                                                              -----   ------   -----   ------
Other (income) expense
  Interest and other income.................................   (0.8)    (0.5)   (1.4)    (0.9)
  Interest expense..........................................   22.3     22.8    44.1     46.3
                                                              -----   ------   -----   ------
                                                               21.5     22.3    42.7     45.4
                                                              -----   ------   -----   ------
Net income (loss)...........................................  $18.0   $(10.9)  $13.0   $(18.2)
                                                              =====   ======   =====   ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS


Current assets
  Cash and cash equivalents.................................  $   10.8     $    4.3
  Restricted cash...........................................      14.2         12.7
  Accounts receivable, net..................................      16.6           --
  Inventory.................................................       4.4           --
  Other current assets......................................       0.8          0.6
                                                              --------     --------
          Total current assets..............................      46.8         17.6
                                                              --------     --------
Investment in affiliates
  Cogen Technologies Linden Venture, L.P. ..................     775.3        778.2
  Camden Cogen L.P..........................................     175.1        179.4
  Cogen Technologies NJ Venture.............................        --        178.9
                                                              --------     --------
          Total investment in affiliates....................     950.4      1,136.5
                                                              --------     --------
Property, plant, and equipment, at cost.....................      65.1          0.5
Less accumulated depreciation...............................       0.9          0.2
                                                              --------     --------
          Total property, plant, and equipment, net.........      64.2          0.3
                                                              --------     --------
Other assets
  Construction in progress..................................      91.6         72.9
  NJ Venture power purchase agreement excess costs, net.....     169.7           --
  Other.....................................................      12.0         12.5
                                                              --------     --------
                                                                 273.3         85.4
                                                              --------     --------
          Total assets......................................  $1,334.7     $1,239.8
                                                              ========     ========

                           LIABILITIES AND MEMBERS' EQUITY

Current liabilities
  Accounts payable..........................................  $    5.8     $    0.2
  Accounts payable, affiliate...............................      11.0         14.9
  Current maturities of long-term debt......................      51.4         37.7
  Accrued liabilities.......................................       4.4          2.2
  Interest payable..........................................       4.6          3.4
                                                              --------     --------
          Total current liabilities.........................      77.2         58.4
                                                              --------     --------
Long-term debt..............................................   1,171.8      1,146.2
                                                              --------     --------
Commitments and contingencies
  Members' equity...........................................      84.8         35.2
  Accumulated other comprehensive income....................       0.9           --
                                                              --------     --------
          Total members' equity.............................      85.7         35.2
                                                              --------     --------
          Total liabilities and members' equity.............  $1,334.7     $1,239.8
                                                              ========     ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Cash flows from operating activities
  Net income (loss).........................................  $ 13.0    $(18.2)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Distributed earnings of unconsolidated affiliates
       (Earnings) loss from unconsolidated affiliates
          Cogen Technologies Linden Venture, L.P. ..........   (54.0)    (26.0)
          Camden Cogen L.P. ................................    (4.8)     (0.5)
          Cogen Technologies NJ Venture.....................     3.6      (4.6)
       Distributions from unconsolidated affiliates
          Cogen Technologies Linden Venture, L.P. ..........    56.9      60.1
          Camden Cogen L.P. ................................    10.0       6.9
          Cogen Technologies NJ Venture.....................     1.9      20.3
     Depreciation...........................................     0.9        --
     Amortization of NJ Venture power purchase agreement
      excess costs..........................................     7.1        --
     Amortization of deferred financing costs...............     0.6       0.6
     Amortization of Linden Ltd. term loan premium..........    (0.4)     (0.4)
  Working capital changes, net of non-cash transactions
     Change in accounts receivable..........................    (6.4)       --
     Change in accounts payable, affiliate..................     1.0       0.2
     Change in inventory....................................     0.3        --
     Change in interest payable.............................    (0.3)       --
     Net change in other assets and liabilities.............     1.3      (4.2)
                                                              ------    ------
          Net cash provided by operating activities.........    30.7      34.2
                                                              ------    ------
Cash flows from investing activities
  Cash paid for additional interest in Cogen Technologies NJ
     Venture................................................   (16.0)       --
  Advances to unconsolidated affiliates in the form of
     short-term loan from restricted cash...................    (8.0)       --
  Payments received on short-term affiliate loan to
     restricted cash........................................     8.0        --
  Purchases of property, plant, and equipment...............    (0.2)       --
  Construction in progress..................................   (18.7)    (18.2)
  Change in accounts payable, affiliate relating to
     construction...........................................    (4.9)      6.9
                                                              ------    ------
          Net cash used in investing activities.............   (39.8)    (11.3)
                                                              ------    ------
Cash flows from financing activities
  Short-term borrowings under subordinated credit
     facility...............................................      --       1.0
  Long-term repayment under senior secured notes............   (10.0)     (6.3)
  Principal payments on long-term debt......................    (9.6)     (7.5)
  Debt issuance costs.......................................      --      (0.4)
  Contributions received....................................    36.7        --
  Change in restricted cash.................................    (1.5)      0.2
                                                              ------    ------
          Net cash provided by (used in) financing
           activities.......................................    15.6     (13.0)
                                                              ------    ------
Increase in cash and cash equivalents.......................     6.5       9.9
Cash and cash equivalents
  Beginning of period.......................................     4.3       3.2
                                                              ------    ------
  End of period.............................................  $ 10.8    $ 13.1
                                                              ======    ======
Cash paid for interest, net of amount capitalized...........  $ 43.4    $ 46.4
                                                              ======    ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     East Coast Power L.L.C. (the Company) is a Delaware limited liability company. Through its affiliates, El Paso Corporation (El Paso) obtained control of the Company through a series of transactions consummated on February 22, 2001 and February 23, 2001. As a result of these transactions, El Paso indirectly owns a common interest in the Company with a 99% sharing ratio, and Enron North America (Enron), through its affiliate, East Coast Power Holding Company L.L.C., retains a preferred interest in the Company with a 1% sharing ratio. The financial statements have not been adjusted to fair market value because we have publicly traded debt. In connection with El Paso obtaining control of the Company, $157.9 million of the Enron subordinated note was assigned to an affiliate of El Paso, and the remaining $30 million resides with an affiliate of Enron.

     Our December 31, 2000, audited financial statements, as presented in our registration statement on Form S-4/A, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements at June 30, 2001, and for the quarter and six months ended June 30, 2001, are unaudited. The balance sheet at December 31, 2000, is derived from our audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business.

  Accounting Policies

     Our accounting policies are consistent with those discussed in our Form S-4/A, except as discussed below. You should refer to our Form S-4/A for a further discussion of those policies.

  Accounting for Derivative Instruments and Hedging Activities

     With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, as amended by SFAS No. 138, we now record all derivative instruments at their fair value and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard. Under SFAS No. 133, we are required to record our proportionate share of the impact that all derivative instruments have on the financial statements of our investee as adjustments to our other comprehensive income and our unconsolidated affiliates. The adoption of SFAS No. 133 did not have a material impact on our financial position, operating results, or cash flows.

  Reclassifications

     Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All reclassifications have been applied consistently for periods presented.

2. THE BAYONNE ACQUISITION

     In December 2000 the Company acquired an additional 0.375 percent partnership interest in Bayonne Venture from an unaffiliated party. In March 2001, we acquired the remaining 7.875 percent partnership interests in Cogen Technologies NJ Venture (Bayonne Venture), a New Jersey general partnership that owns and operates a 176-megawatt cogeneration facility in Bayonne, New Jersey, from unaffiliated parties. As a

                            EAST COAST POWER L.L.C.

result, we are the sole owner of Bayonne Venture, whose financial statements were consolidated with East Coast Power from March 13, 2001. We financed these acquisitions primarily through cash contributions from Mesquite Investors L.L.C. and Bonneville Pacific Corporation. As a result of the consolidation of Bayonne Venture, East Coast Power now includes the Bayonne Venture long-term debt of $58.0 million on its balance sheet as of June 30, 2001. Had all the transactions to acquire the remaining partnership interests in Bayonne Venture been effective as of January 1, 2001, the proforma revenue and net income for the six months ended June 30, 2001, would have been $119.7 million and $12.9 million, respectively. Had all the transactions to acquire the remaining partnership interests in Bayonne Venture been effective as of January 1, 2000, the proforma revenue and net loss as of June 30, 2000 would have been $80.7 million and $(17.6) million.

3. INVESTMENT IN AFFILIATES

     The following table reflects information on our investments in affiliates for the six months ended June 30, 2001, and the year ended December 31, 2000:

                                                  LINDEN    CAMDEN    BAYONNE
                                                  VENTURE   VENTURE   VENTURE    TOTAL
                                                  -------   -------   -------   --------
                                                              (IN MILLIONS)
Balance at December 31, 2000....................  $778.2    $179.4    $ 178.9   $1,136.5
Equity in earnings..............................    76.0      11.2        0.7       87.9
Amortization of excess costs....................   (22.0)     (6.4)      (4.3)     (32.7)
Acquisition of additional interests.............      --        --        3.4        3.4
Reclass to NJ Venture PPA excess costs(1).......      --        --     (176.8)    (176.8)
Camden Cogen -- risk management asset...........      --       0.9         --        0.9
Distributions received..........................   (56.9)    (10.0)      (1.9)     (68.8)
                                                  ------    ------    -------   --------
Balance at June 30, 2001........................  $775.3    $175.1    $    --   $  950.4
                                                  ======    ======    =======   ========

     The unamortized excess costs over the Company's share of underlying Venture equity were $847.3 million at June 30, 2001, and $1,046.7 million at December 31, 2000.

     The following table presents summary balance sheet information for the Company's affiliates at June 30, 2001, and December 31, 2000:

                                                 JUNE 30, 2001                 DECEMBER 31, 2000
                                         ------------------------------   ---------------------------
                                         LINDEN    CAMDEN     BAYONNE     LINDEN    CAMDEN    BAYONNE
                                         VENTURE   VENTURE   VENTURE(1)   VENTURE   VENTURE   VENTURE
                                         -------   -------   ----------   -------   -------   -------
                                                                (IN MILLIONS)
Assets
  Current assets.......................  $ 76.9    $ 24.7      $29.1      $ 76.1    $ 30.2     $30.6
  Property, plant, and equipment,
     net...............................   379.3      94.2       63.9       384.2      96.0      65.3
  Risk management asset................      --       0.9         --          --        --        --
                                         ------    ------      -----      ------    ------     -----
          Total assets.................  $456.2    $119.8      $93.0      $460.3    $126.2     $95.9
                                         ======    ======      =====      ======    ======     =====
Liabilities and partners' capital
  Current liabilities..................  $ 29.4    $ 14.1      $14.2      $ 43.2    $ 20.8     $18.1
  Long-term debt.......................      --      60.6       52.5          --      64.5      55.1
  Other long-term liabilities..........      --        --         --         2.5        --        --
  Partners' capital....................   426.8      44.2       26.3       414.6      40.9      22.7
  Accumulated other comprehensive
     income............................      --       0.9         --          --        --        --
                                         ------    ------      -----      ------    ------     -----
          Total liabilities and
            partners' capital..........  $456.2    $119.8      $93.0      $460.3    $126.2     $95.9
                                         ======    ======      =====      ======    ======     =====

---------------

(1) In March 2001, we acquired the remaining 7.875 percent interest in Bayonne Venture from unaffiliated parties. As a result, we are the sole owner of Bayonne Venture, whose financial statements were consolidated with East Coast Power from March 13, 2001.

                            EAST COAST POWER L.L.C.

     The following table presents summary income statement information for the Company's affiliates:

                             LINDEN VENTURE            CAMDEN VENTURE            BAYONNE VENTURE
                         -----------------------   -----------------------   -----------------------
                         SIX MONTHS   SIX MONTHS   SIX MONTHS   SIX MONTHS   SIX MONTHS   SIX MONTHS
                           ENDED        ENDED        ENDED        ENDED        ENDED        ENDED
                          JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                            2001         2000         2001         2000       2001(1)        2000
                         ----------   ----------   ----------   ----------   ----------   ----------
                                                        (IN MILLIONS)
Operating revenues
  Electricity..........    $230.4       $154.1       $62.3        $41.0        $56.0        $51.3
  Steam................      19.3          8.9          --           --          4.9          2.9
                           ------       ------       -----        -----        -----        -----
                            249.7        163.0        62.3         41.0         60.9         54.2
                           ------       ------       -----        -----        -----        -----
Operation expenses
  Fuel.................     134.2         83.8        39.6         22.0         38.1         27.0
  Operation and
     maintenance.......      19.5          8.6         2.5          3.2          8.2          4.7
  Depreciation and
     amortization......       8.0          7.7         1.9          1.9          1.5          1.5
  General and
     administrative....       0.9          0.7         0.5          0.5          0.3          0.3
  Taxes, other than
     income taxes......       0.9          0.9         0.2          0.2          0.3          0.3
                           ------       ------       -----        -----        -----        -----
                            163.5        101.7        44.7         27.8         48.4         33.8
                           ------       ------       -----        -----        -----        -----
Operating income.......      86.2         61.3        17.6         13.2         12.5         20.4
                           ------       ------       -----        -----        -----        -----
Other (income) expense
  Interest and other
     income............      (3.5)        (0.4)       (0.2)        (0.3)        (0.8)        (0.2)
  Interest expense.....        --           --         2.9          3.3          3.2          3.6
                           ------       ------       -----        -----        -----        -----
                             (3.5)        (0.4)        2.7          3.0          2.4          3.4
                           ------       ------       -----        -----        -----        -----
          Net income...    $ 89.7       $ 61.7       $14.9        $10.2        $10.1        $17.0
                           ======       ======       =====        =====        =====        =====

---------------

(1) In March 2001, we acquired the remaining 7.875 percent interest in Bayonne Venture from unaffiliated parties. As a result, we are the sole owner of Bayonne Venture whose financial statements were consolidated with East Coast Power from March 13, 2001.

                            EAST COAST POWER L.L.C.

4. DEBT AND FINANCING TRANSACTIONS

     Our debt consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                   (IN MILLIONS)
Long-Term Debt
  Senior secured notes......................................  $  807.2     $  817.1
  Enron subordinated note...................................     187.9        187.9
  Linden Ltd. term loan.....................................     170.1        178.9
  Bayonne term loan.........................................      57.5           --
  Bayonne equipment loan....................................       0.5           --
                                                              --------     --------
                                                               1,223.2      1,183.9
  Less current maturities...................................      51.4         37.7
                                                              --------     --------
Long-term debt less current maturities......................  $1,171.8     $1,146.2
                                                              ========     ========

5. INCOME TAXES

     As limited liability companies and partnerships, we are not subject to state or federal income taxes. Such taxes accrue to our members and, accordingly, such income taxes have not been recognized in the consolidated financial statements.

6. INTERIM SWAP LOSS

     Bayonne Venture entered into an electricity swap agreement with an affiliate to exchange a floating electricity rate, which is derived from the power purchase agreement, for a fixed rate. The electricity swap expired on May 31, 2001, and Bayonne Venture recognized a $1.4 million loss upon settlement.

7. CAMDEN SWAP

     Camden Venture is a party to a term loan agreement called the Camden Venture Term Loan with General Electric Capital Corporation (GECC). GECC assigned a portion of the Camden Venture Term Loan called Tranche A to a group of banks. Camden Venture has entered into an interest rate swap agreement with GECC to fix the LIBOR portion of the interest rate with respect to Tranche A at 5.945%. The swap agreement has a notional amount equal at all times to the outstanding principal balance of Tranche A. As of June 30, 2001, Camden Venture recorded an unrealized interest rate swap gain of $0.9 million in other comprehensive income.

8. COMMITMENTS AND CONTINGENCIES

  Linden 6 Expansion Project

     During February 2000, we entered into an energy services agreement (the
ESA) with Tosco Refining L.P. (Tosco), a subsidiary of Tosco Corporation, under which we are required to construct, own, and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Cogen Technologies Linden Venture L.P. (Linden Venture). Linden 6 will be owned and operated by a wholly owned subsidiary of our Company. The estimated $107 million cost of Linden 6 will be financed with cash flow from operations and owner capital contributions. The ESA contemplates an in-service date of January 8, 2002. In the event Linden 6 is not in service by January 23, 2002, the ESA requires the Company to make delay payments in the amount of $18,000 per day for the first 60 days and $36,000 for each day thereafter. In connection with the ESA, we entered into a $91.8 million, fixed price,

                            EAST COAST POWER L.L.C.

engineering, procurement and construction agreement (the EPC) with National Energy Production Corporation (NEPCO), an affiliate of Enron. Under the EPC, NEPCO has guaranteed completion of Linden 6 by late October 2001. Linden 6 is expected to be fully operational during the last quarter of 2001. Total expenditures for Linden 6 were $91.6 million as of June 30, 2001, which have been capitalized as construction in progress. Interest costs related to the construction of Linden 6 are capitalized to construction in progress. We capitalized interest of $6.2 million as of June 30, 2001, and $1.8 million as of June 30, 2000.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. Enron and El Paso guaranteed the Company's obligations under this indemnity in an aggregate amount of $15.0 million. In connection with El Paso gaining control of the Company, Enron's obligation under the guarantee was assumed by El Paso.

  Legal Proceedings

     On June 30, 2000, Infineum USA L.P. (Infineum) filed an action against Linden Venture in the United States District Court for the District of New Jersey seeking an unspecified amount of actual and punitive damages. Infineum's petition claims that Linden Venture interfered with Infineum's ability to sell to Bayway Refining Company (Bayway), a subsidiary of Tosco, steam that Infineum purchases from the Linden facility. Infineum claims that such interference is in violation of federal and New Jersey antitrust laws, is in breach of Linden Venture's agreement with Infineum and tortuously interferes with Infineum's economic relationships with Bayway. Linden Venture filed an answer, and a counterclaim on September 26, 2000. On September 28, 2000, an initial scheduling conference was held before the court. During the scheduling conference, Linden Venture asked the court to initially limit discovery to resolve the fundamental issue of whether Infineum is indeed a competitor of Linden Venture with standing to bring antitrust claims. The court, by order dated October 11, 2000, granted the request of Linden Venture and set an expedited discovery schedule limited to the standing issue. The order also granted Linden Venture the option to submit, at the end of the limited discovery period, a dispositive motion challenging Infineum's standing to bring its antitrust claims. Linden Venture filed its motion on January 5, 2001, in accordance with court rules. Management believes the claims made in this litigation are without merit, and management intends to vigorously defend against these claims. Although no assurances can be given, management believes that based upon information known to date, the ultimate resolution of this litigation will not have a material adverse effect on Linden Venture's or the Company's financial position, operating results, or cash flows. In connection with the Infineum action, Linden Venture has recorded estimated legal expenses of $2.0 million.

     The McNair interests have indemnified the Company against any and all damages, losses, liabilities and expenses with respect to an environmental lawsuit filed in Louisiana state court against a predecessor entity of McNair Energy Services Corporation.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect that the ultimate resolution of these matters, based upon information known to date, will have a material adverse effect on our financial position, results of operations, or cash flows.

9. RESTRUCTURING OF POWER PURCHASE AGREEMENTS

     On May 22, 2001, we reached an agreement, subject to lender, partner, and other unaffiliated party approval and on-going negotiations, with the Public Services Electric and Gas Company of New Jersey (PSE&G) to restructure the long-term PSE&G power purchase agreements relating to our Camden Cogen L.P. (Camden) and Bayonne facilities. Completion of the restructuring is subject to customary conditions to closing for similar transactions, including prior approval by the New Jersey Board of Public Utilities (NJBPU). On July 19, 2001, the NJBPU approved the restructuring, however, we received written

                            EAST COAST POWER L.L.C.

approval on July 27, 2001, pending the expiration of a 45-day waiting period. However, since many of the conditions to closing are outside of our control, we cannot assure that we will be able to complete the restructuring. We also agreed with PSE&G to modifications of the PSE&G gas service agreements relating to the Camden and Bayonne facilities effective upon the consummation of the restructuring.

     If the restructuring is consummated, our Camden and Bayonne facilities will be released from their obligations under their current power purchase agreements with PSE&G. Under the current power purchase agreements, PSE&G is required to purchase all power produced by our Camden facility, and approximately 24 percent of the electrical output at the Bayonne facility, at established prices. If the restructuring is completed, we expect to operate the Camden facility and approximately 24 percent of the electrical output of the Bayonne facility as merchant facilities. Upon the Camden restructuring, the facility will qualify as an exempt wholesale generator under the Energy Policy Act of 1992, rather than a qualifying facility under the Public Utility Regulatory Policies Act of 1978. If the restructuring is implemented, the cash flows from the Camden facility and approximately 24 percent of the output of the Bayonne facility relating to the PSE&G contract will be subject to conditions in the wholesale electric market. It is likely that our financial position, operation results, and cash flows will be more volatile, than if the restructuring were not implemented, and the long-term power purchase contracts with PSE&G remained in place. Such volatility in our cash flows from the affected facilities could in turn adversely affect the distributions we receive and, therefore, our ability to pay the notes and our other debt. In conjunction with the restructuring of the power purchase agreements, and due to the uncertainty of the electric market demand for the Camden facility and a portion of the Bayonne facility, the plants could be impaired. Such impairments, if so incurred, would result in the plants being written down to the post-restructuring fair market value. These potential impairments could have a material adverse effect on our financial position, results of operations, or cash flows.

     The restructuring could be deemed a power contract buyout under the indenture executed in connection with our notes, in which case we expect to seek confirmation from the rating agencies that the restructuring will not cause a Rating Downgrade. As a power contract buyout, the restructuring could result in the mandatory redemption of all or a portion of our notes without premium.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

                            EAST COAST POWER L.L.C.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 should be read in conjunction with information disclosed in our amended registration statement on Form S-4/A (Registration No. 333-45124) dated August 8, 2001, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

GENERAL

     East Coast Power L.L.C. (the Company) is a Delaware limited liability company. Through its affiliates, El Paso Corporation (El Paso) obtained control of the Company through a series of transactions consummated on February 22, 2001 and February 23, 2001. As a result of these transactions, El Paso indirectly owns a common interest in the Company with a 99% sharing ratio, and Enron North America (Enron), through its affiliate, East Coast Power Holding Company L.L.C., retains a preferred interest in the Company with a 1% sharing ratio. The financial statements have not been adjusted to fair market value because we have publicly traded debt. In connection with El Paso obtaining control of the Company, $157.9 million of the Enron subordinated note was assigned to an affiliate of El Paso, and the remaining $30 million resides with an affiliate of Enron.

INTEREST IN BAYONNE VENTURE

     In December 2000, we acquired an additional 0.375 percent partnership interest in Cogen Technologies NJ Venture (Bayonne Venture) from an unaffiliated party. In March 2001, the Company acquired the remaining 7.875 percent partnership interests in Bayonne Venture from unaffiliated parties.

ADMINISTRATIVE AND GAS SERVICES SUPPORT AGREEMENT

     We utilize the officers, employees and management services of El Paso, under the administrative and gas services support agreement to manage the day-to-day operations of our company. Effective as of April 1, 2001, we entered into the administrative and gas services support agreement with El Paso to provide gas management, administrative, accounting, and finance services for the Company. The administrative and gas services support agreement originally provides for an annual fee of $3.6 million adjusted annually for increases in the Consumer Price Index and is renewed annually.

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

     The power purchase agreements for our facilities typically include a fixed capacity payment, an escalating operation and maintenance payment tied to an inflation index and a fuel expense component tied to the utility's weighted average cost of gas (WACOG) or another measure. The fuel components of the Camden Cogen L.P. (Camden) and Bayonne power purchase agreements historically have been well correlated to our actual fuel costs. The fuel component in one of the Bayonne agreements is based on the utility's prior year's WACOG resulting in a lag between reimbursement of fuel costs and actual costs.

     The fuel component in the Cogen Technologies Linden Venture, L.P. (Linden Venture) power purchase agreement is based on a cap indexed to the purchaser's, Consolidated Edison's (Con Ed's), weighted average cost of gas. Con Ed reimburses the project for Linden Venture's actual fuel costs throughout the year. At the

                            EAST COAST POWER L.L.C.

end of the contract year (April 30), actual costs are compared to the cap. If Linden Venture's fuel costs exceed the cap, Linden Venture reimburses Con Ed for the excess over the next 12 months. If fuel costs are below the cap, Linden Venture and Con Ed split the difference on a 50/50 basis, and Con Ed reimburses Linden Venture for its share of the savings over the next 12 months.

     As a result of Con Ed's divestiture of its gas-fired electric generation assets and further anticipated changes in its gas-purchasing portfolio, Con Ed has initiated negotiations with us to modify the existing fuel component of the power purchase agreement. In addition, we are discussing with Con Ed the methodology of calculating the WACOG in light of Con Ed's acquisition of Orange and Rockland Utilities. We do not believe that modification to the existing fuel component, if any, will have a material adverse effect on the financial position or results of operations of Linden Venture or our Company.

  Interim Operating Agreements

     During 2000, Camden Venture entered into an interim operating agreement with the Public Services Electric and Gas Company of New Jersey (PSE&G). Under this agreement, Camden Venture agreed to shut down the Camden Venture facility from November 1, 2000 through May 31, 2001, to allow PSE&G to resell the gas otherwise provided to the facility under the gas service agreement. In return, Camden Venture realized an energy and capacity payment equal to 149 megawatts per hour, every hour, for the term of the agreement plus 50 percent of the savings realized by PSE&G in this transaction.

     For various economic reasons, effective January 23, 2001, Bayonne Venture chose to reduce electric output to the minimum level necessary to serve its steam customers. Simultaneously, Bayonne Venture entered into interim operating agreements with PSE&G and Jersey Central Power and Light (JCP&L). PSE&G, in its interim operating agreement, agreed to accept 100 percent of the electricity generated from this reduced output (up to approximately 45 megawatts). The term of the interim operating agreement was from January 23, 2001 through May 31, 2001. As an incentive to enter into this agreement, PSE&G agreed to accept payment of $1.8 million. PSE&G also agreed to waive any variable demand-wheeling charges (approximately $40,000 per month) it would have otherwise collected from Bayonne Venture to wheel electricity to JCP&L. JCP&L, in its interim operating agreement, agreed not to accept any generation from Bayonne Venture in return for a 5 percent discount off the power purchase agreement rates. Bayonne Venture gave a rebate to JCP&L for the value of the power it would have otherwise provided (125 megawatts) at wholesale market rates known as day-ahead locational marginal pricing in the Pennsylvania Jersey Maryland system. Bayonne Venture entered into an electricity swap agreement with an affiliate to exchange a floating electricity rate, which was derived from the power purchase agreement, for a fixed rate. The electricity swap expired on May 31, 2001, and Bayonne Venture recognized a $1.4 million loss upon settlement.

     Effective June 1, 2001, both the Camden and Bayonne facilities resumed normal operations. As a result of the interim operating agreements, the Camden facility improved operating results by approximately $6.9 million from November 1, 2000 through May 31, 2001, and the Bayonne facility improved operating results by approximately $5.2 million from January 23, 2001 through May 31, 2001.

RESULTS OF OPERATIONS

     The following are our results by each of our affiliates for the second quarter 2001 compared to second quarter 2000 and for the six months ended June 30, 2001 compared to six months ended June 30, 2000. The operating results discussed below are not necessarily indicative of the results that may be achieved for any subsequent or prior three or six month period or for a full year.

                            EAST COAST POWER L.L.C.

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $68.2 million compared to $13.0 million for the same period ended in 2000. The increase was due to the Linden pass through of fuel costs and the purchase of the remaining partnership interests in Bayonne Venture in March 2001. As the sole owner of Bayonne Venture, Bayonne Venture's results of operations are presented on a consolidated basis beginning March 13, 2001. For the quarter ended June 30, 2001, we received $35.2 million in cash distributions and $36.8 million during the quarter ended June 30, 2000.

          Linden Venture. Revenues increased by $34.4 million, or 41.1 percent, to $118.2 million for the quarter ended June 30, 2001, compared to $83.8 million for the quarter ended June 30, 2000. Electricity revenues increased by $29.4 million, or 37.2 percent, primarily as a result of a $17.5 million increase in pass-through fuel costs to Con Ed under the power purchase agreement, $8.7 million increase in the fuel component, and a $1.0 million increase in capacity. The increase in the fuel component was primarily due to a 16.4 percent increase in fuel costs as a result of higher natural gas prices. Steam revenues increased by $5.0 million, or 104.2 percent, primarily due to $4.1 million in steam sales to Infineum and higher price of steam due to the fuel costs as described above. Historically, the high-tension service (HTS) rate exceeded the price of steam, however, for the annual period ended April 2001, the cost of steam was higher. Costs and expenses were $66.0 million for the quarter ended June 30, 2001, compared to $54.6 million for the quarter ended June 30, 2000. This increase is due to the increase in fuel costs as described above, and a $3.7 million increase in operation and maintenance expenses for major overhauls performed in 2001.

          Linden Venture reported net income of $53.1 million for the quarter ended June 30, 2001, compared to net income of $29.4 million for the quarter ended June 30, 2000. Our company was allocated earnings of $45.8 million for the quarter ended June 30, 2001, and $23.2 million for the same period ended in 2000. Our share of Linden Venture's earnings was included in our results of operations and reported net of $11.0 million of amortization of the excess of our investment over our share of Linden Venture's equity for the quarter ended June 30, 2001 and 2000.

          Linden Venture made cash distributions of $41.2 million during the quarter ended June 30, 2001, compared to cash distributions of $33.1 million during the quarter ended June 30, 2000. The increase is primarily the result of improved profitability as described above. Our company's share of these distributions was $30.6 million for the quarter ended June 30, 2001, compared to $23.3 million for the quarter ended June 30, 2000.

          Camden Venture. Revenues increased by $5.6 million, or 26.9 percent, to $26.4 million for the quarter ended June 30, 2001, compared to $20.8 million for the quarter ended June 30, 2000. This increase was a result of a 37.3 percent increase in fuel component revenues primarily due to higher natural gas prices and $1.3 million in revenues earned in accordance with the interim operating agreement effective November 1, 2000 through May 31, 2001. Costs and expenses increased by $3.8 million, or 25.5 percent, to $18.7 million for the quarter ended June 30, 2001, compared to $14.9 million for the quarter ended June 30, 2000. This increase resulted from a $4.4 million increase in fuel costs, mostly attributable to a 27 percent increase in fuel rates, partially offset by lower planned maintenance costs.

          Camden Venture reported earnings of $6.3 million for the quarter ended June 30, 2001, compared to earnings of $4.2 million for the quarter ended June 30, 2000. Our company was allocated earnings of $4.5 million for the quarter ended June 30, 2001, and $2.5 million for the same period ended in 2000. Our share of Camden Venture's earnings is included in our results of operations and was reported net of $3.2 million of amortization of the excess of our investment over our share of Camden Venture's equity for the quarter ended June 30, 2001 and 2000.

                            EAST COAST POWER L.L.C.

          Camden Venture made cash distributions of $5.6 million during the quarter ended June 30, 2001, compared to cash distributions of $3.1 million during the quarter ended June 30, 2000. Our company's share of these distributions was $4.7 million for the quarter ended June 30, 2001, compared to $2.4 million for the quarter ended June 30, 2000.

          Bayonne Venture. Revenues increased by $5.2 million, or 19.3 percent, to $32.1 million for the quarter ended June 30, 2001, compared to $26.9 million for the quarter ended June 30, 2000. This increase was the result of a 22.1 percent increase in the JCP&L electric rate (which represents approximately 75 percent of the Bayonne Venture's electric revenues sources) due to higher natural gas prices. Costs and expenses increased by $4.0 million, or 22.9 percent, to $21.5 million for the quarter ended June 30, 2001, compared to $17.5 million for the quarter ended June 30, 2000. This increase was due to a $2.7 million increase in fuel costs due to higher natural gas prices and $1.3 million in planned maintenance costs partially offset by $0.4 million in obsolete parts sold to third parties.

          Bayonne Venture reported earnings of $9.5 million for the quarter ended June 30, 2001, compared to earnings of $7.6 million for the quarter ended June 30, 2000. Our company was consolidated for the quarter ended June 30, 2001 and therefore was not allocated earnings for this period, compared to allocated earnings of $7.0 million for the quarter ended June 30, 2000. Bayonne Venture's earnings were included in our results of operations through consolidation and were reported net of $5.8 million and $5.5 million of amortization of the excess of our investment over our share of Bayonne Venture's equity for the quarter ended June 30, 2001 and 2000.

          Bayonne Venture made cash distributions of $4.5 million during the quarter ended June 30, 2001, compared to cash distributions of $12.1 million during the quarter ended June 30, 2000. Our company's share of these distributions was $4.5 million for the quarter ended June 30, 2001, compared to $11.1 million for the quarter ended June 30, 2000.

     General and administrative costs for our company were $1.6 million for the quarter ended June 30, 2001, compared to costs of $1.6 million for the quarter ended June 30, 2000. Lower costs were primarily due to a decrease in payroll costs. Interest expense decreased by $0.5 million to $22.3 million at June 30, 2001, compared to $22.8 million for the quarter ended June 30, 2000, due to the increase of capitalized construction costs and a lower outstanding debt balance.

  Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Operating revenues for the six months ended June 30, 2001, were $93.0 million, compared to $31.1 million for the same period in 2000. The increase was due to the Linden pass through of fuel costs and the purchase of the remaining partnership interests in Bayonne Venture in March 2001. As the sole owner of Bayonne Venture, Bayonne Venture's results of operations are presented on a consolidated basis beginning March 13, 2001. For the six months ended June 30, 2001, we received $68.8 million in cash distributions and $87.3 million during the six months ended June 30, 2000.

          Linden Venture. Revenues increased by $86.7 million, or 53.2 percent, to $249.7 million for the six months ended June 30, 2001, compared to $163.0 million for the six months ended June 30, 2000. Electricity revenues increased by $76.3 million, or 49.5 percent, primarily as a result of a $18.5 million increase in pass-through fuel costs to Con Ed under the power purchase agreement, $50.4 million increase in the fuel component, and a $4.1 million increase in capacity. The increase in the fuel component was primarily due to an increase in fuel costs as a result of higher natural gas prices. Steam revenues increased by $10.4 million, or 116.9 percent, primarily due to $4.1 million in steam sales to Infineum and higher price of steam due to the fuel costs as described above. Historically, the HTS rate exceeded the price of steam, however, for the annual period ending April 2001, the cost of steam was higher. Costs and expenses were $163.5 million for the six months ended June 30, 2001, compared to

                            EAST COAST POWER L.L.C.

     $101.7 million for the six months ended June 30, 2000. This increase was due to the increase in fuel costs as described above and a $10.9 million increase in operation and maintenance expenses as a result of major overhauls performed in 2001.

          Linden Venture reported net income of $89.7 million for the six months ended June 30, 2001, compared to net income of $61.7 million for the six months ended June 30, 2000. Our company was allocated earnings of $76.0 million for the six months ended June 30, 2001, and $48.0 million for the same period ended in 2000. Our share of Linden Venture's earnings was included in our results of operations and reported net of $22.0 million of amortization of the excess of our investment over our share of Linden Venture's equity for the six months ended June 30, 2001 and 2000.

          Linden Venture made cash distributions of $77.5 million during the six months ended June 30, 2001, compared to cash distributions of $81.1 million during the six months ended June 30, 2000. The decrease was the result of the distribution of $11.7 million of excess cash in the first quarter of 2000. Our company's share of these distributions was $56.9 million for the six months ended June 30, 2001, compared to $60.1 million for the six months ended June 30, 2000.

          Camden Venture. Revenues increased by $21.3 million, or 52.0 percent, to $62.3 million for the six months ended June 30, 2001, compared to $41.0 million for the six months ended June 30, 2000. This increase was a result of a 104.4 percent increase in fuel component revenues primarily due to higher natural gas prices and transaction revenues earned in accordance with the interim operating agreement effective November 1, 2000 through May 31, 2001. Costs and expenses increased by $16.9 million, or 60.8 percent, to $44.7 million for the six months ended June 30, 2001, compared to $27.8 million for the six months ended June 30, 2000. This increase was primarily due to a $17.6 million increase in fuel costs resulting from higher natural gas prices.

          Camden Venture reported earnings of $14.9 million for the six months ended June 30, 2001, compared to earnings of $10.2 million for the six months ended June 30, 2000. Our company was allocated earnings of $11.2 million for the six months ended June 30, 2001, and $6.9 million for the same period ended in 2000. Our share of Camden Venture's earnings was included in our results of operations and reported net of $6.4 million of amortization of the excess of our investment over our share of Camden Venture's equity for the six months ended June 30, 2001 and 2000.

          Camden Venture made cash distributions of $11.6 million during the six months ended June 30, 2001, compared to cash distributions of $8.6 million during the six months ended June 30, 2000. Our company's share of these distributions was $10.0 million for the six months ended June 30, 2001, compared to $6.9 million for the six months ended June 30, 2000.

          Bayonne Venture. Revenues increased by $6.7 million, or 12.4 percent, to $60.9 million for the six months ended June 30, 2001, compared to $54.2 million for the six months ended June 30, 2000. Costs and expenses increased by $14.6 million, or 43.2 percent, to $48.4 million for the six months ended June 30, 2001, compared to $33.8 million for the same period ended in 2000. This increase resulted from an $11.1 million, or 41.1 percent, increase in fuel costs, mostly attributable to a 66.0 percent increase in fuel rates and higher planned maintenance costs.

          Bayonne Venture reported earnings of $10.1 million for the six months ended June 30, 2001, compared to earnings of $17.0 million for the six months ended June 30, 2000. Our company was allocated earnings of $0.7 million for the six months ended June 30, 2001, compared to earnings of $15.6 million for the six months ended June 30, 2000. Our share of Bayonne Venture's earnings was included in our results of operations through March 12, 2001, and was reported net of $4.3 million and $11.0 million of amortization of the excess of our investment over our share of Bayonne Venture's equity for the period ended March 12, 2001, and June 30, 2000. Additionally, amortization of excess costs of $7.1 million was recorded for the period from March 13, 2001 through June 30, 2001.

                            EAST COAST POWER L.L.C.

          Bayonne Venture made cash distributions of $6.6 million during the six months ended June 30, 2001, compared to cash distributions of $22.1 million during the six months ended June 30, 2000. Our company's share of these distributions was $6.4 million for the six months ended June 30, 2001, compared to $20.3 million for the six months ended June 30, 2000.

     General and administrative costs for our company were $3.4 million for the six months ended June 30, 2001, compared to costs of $3.9 million in the six months ended June 30, 2000. Lower costs were primarily due to a decrease in payroll costs. Interest expense decreased by $2.2 million to $44.1 million at June 30, 2001, compared to $46.3 million for the six months ended June 30, 2000, due to the increase of capitalized construction costs and a lower outstanding debt balance.

     Our loan agreements require us to maintain compliance with certain financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Acquisition Financing

     We financed the acquisition in part with an $831 million bridge loan and a $250 million subordinated note originally issued by us to Enron. We repaid all amounts outstanding under the bridge loan and $62.1 million of the amount outstanding under the Enron subordinated note with the proceeds of the offering of the outstanding senior secured notes and an equity contribution by Joint Energy Development Investments II Limited Partnership (JEDI II). In connection with El Paso obtaining control of the Company, $157.9 million of the Enron subordinated note was assigned to an affiliate of El Paso, and the remaining $30 million resides with Enron, effective February 23, 2001. This subordinated note bears interest at 9% per annum and matures on July 15, 2017.

     On April 20, 1999, we sold $850.0 million of senior secured notes in three tranches as follows: $296.0 million of 6.737% notes due 2008, $236.0 million of 7.066% notes due 2012, and $318.0 million of 7.536% notes due 2017. The 2008 notes are repayable in 36 quarterly installments of varying amounts beginning on June 30, 1999, with the final payment due March 31, 2008. The 2012 notes are repayable in 17 quarterly installments of varying amounts beginning on March 31, 2008, with the final payment due March 31, 2012. The 2017 notes are repayable in 22 quarterly installments of varying amounts beginning on March 31, 2012, with the final payment due June 30, 2017. Interest on the outstanding notes is payable quarterly, with the first interest payment made on June 30, 1999.

     The outstanding notes are senior secured obligations, which rank senior in right of payment to all existing and future subordinated indebtedness and pari passu in right of payment with all existing and future senior secured indebtedness. In addition, the outstanding notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of our subsidiaries and to the distribution rights of minority partners in the ventures. The outstanding notes are secured by the pledge by our owners of their interests in our Company, our pledge of our ownership interests in certain of our subsidiaries that own indirect interests in the facilities, and the pledge of Linden Ltd.'s $289.6 million intercompany subordinated note payable to us.

     The terms of the outstanding notes limit our ability to pay dividends, incur additional indebtedness, make payments on subordinated debt, and make certain other restricted payments. The terms of the outstanding notes also require us to fund a debt service reserve account unless we provide acceptable debt service credit support in the form of an undertaking or an acceptable letter of credit. El Paso has provided the required undertaking, and, therefore, we are not currently funding the debt service reserve account.

     In December 2000, we acquired an additional 0.375 percent partnership interest in Bayonne Venture from an unaffiliated party. In March 2001, we acquired the remaining 7.875 percent interest in Bayonne Venture from unaffiliated parties. As a result, we are the sole owner of Bayonne Venture. We financed these

                            EAST COAST POWER L.L.C.

acquisitions primarily through cash contributions from Mesquite Investors L.L.C. and Bonneville Pacific Corporation.

     Through its affiliates, El Paso obtained control of the Company through a series of transactions consummated on February 22, 2001 and February 23, 2001. As a result of these transactions, El Paso indirectly owns a common interest in the Company with a 99 percent sharing ratio, and Enron, through its affiliates, retain a preferred interest in the Company with a 1 percent sharing ratio.

     Because the ratings assigned to our notes were confirmed by the rating agencies following the change in ownership, we were not required to offer to repurchase the notes after that change in ownership, as defined in the indenture. While the change in ownership represents a change in control, the financial statements have not been adjusted to fair market value because we have publicly traded debt.

  Capital Expenditures

     During February 2000, we entered into an energy services agreement (the
ESA) with Tosco Refining L.P. (Tosco), a subsidiary of Tosco Corporation, under which we are required to construct, own and operate the Linden 6 facility, a 172 megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture. Linden 6 will be owned and operated by a wholly owned subsidiary of our Company. The estimated $107 million cost of Linden 6 will be financed with cash flow from operations and owner capital contributions. The ESA contemplates an in-service date of January 8, 2002. In the event Linden 6 is not in service by January 23, 2002, the ESA requires the Company to make delay payments in the amount of $18,000 per day for the first 60 days and $36,000 for each day thereafter. In connection with the ESA, we entered into a $91.8 million, fixed price, engineering, procurement and construction agreement (the EPC) with National Energy Production Corporation (NEPCO), an affiliate of Enron. Under the EPC, NEPCO has guaranteed completion of Linden 6 by late October 2001. Linden 6 is expected to be fully operational during the last quarter of 2001. Total expenditures for Linden 6 were $91.6 million as of June 30, 2001, which have been capitalized as construction in progress. Interest costs related to the construction of Linden 6 are capitalized to construction in progress. We capitalized interest of $6.2 million as of June 30, 2001, and interest of $1.8 million as of June 30, 2000.

     In addition to the EPC, we also entered into a ground lease with Tosco to provide a site for the interconnection of Linden 6, and three additional ground leases with Bayway Refining Company (Bayway), a subsidiary of Tosco, to provide sites for future development projects. Required consent has been obtained from the Linden Venture partners and lenders for these transactions.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. Enron and El Paso have guaranteed the Company's obligations under this indemnity in an aggregate amount of $15.0 million. In connection with El Paso gaining control of the Company, Enron's obligation under the guarantee was assumed by El Paso.

     In addition, the ESA requires an amendment to the steam sale agreement between Bayway, a subsidiary of Tosco, and Linden Venture to increase the minimum amounts of steam Bayway is required to take.

     Future capital expenditures by the Company will be financed by cash flows from operations and cash contributions by our members.

                                  CAMDEN SWAP

     See Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

                            EAST COAST POWER L.L.C.

                          COMMITMENT AND CONTINGENCIES

     See Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

                   RESTRUCTURING OF POWER PURCHASE AGREEMENTS

     See Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 10, which is incorporated herein by reference.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's exposure to interest rate risk results from the Linden Ltd. term loan. In regards to the floating rate and working capital portion of this loan, a 10% fluctuation in LIBOR rates and in financial commercial paper rates in effect during 2001 would not have a material adverse effect on our financial position, operation results, or cash flows.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          None.

     b. Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EAST COAST POWER L.L.C.

Date: September 7, 2001                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                                     John L. Harrison
                                                  Vice President, Senior
                                                    Managing Director
                                              (Principal Financial Officer)

Date: September 7, 2001                         /s/ CECILIA T. HEILMANN
                                          --------------------------------------
                                                   Cecilia T. Heilmann
                                                 Vice President, Managing
                                                 Director and Controller
                                              (Principal Accounting Officer)