Form 10-Q
period 2001-09-30
EAST COAST POWER LLC
filed 2001-11-14
CIK 1089472

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     98.01% of the membership interests of East Coast Power L.L.C. are owned directly or indirectly by Mesquite Investors, L.L.C., 0.99% of its membership interest is owned by Bonneville Pacific Corporation, and 1% of membership interests is owned directly or indirectly by East Coast Power Holding Company, L.L.C. Such membership interests are not publicly traded and therefore have no separate, quantifiable market value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ---------------    ------------------
                                                           2001      2000      2001       2000
                                                           -----    ------    -------    -------
Operating revenues
  Electricity............................................  $31.2    $   --    $ 66.8     $   --
  Steam..................................................    0.9        --       3.1         --
                                                           -----    ------    ------     ------
                                                            32.1        --      69.9         --
                                                           -----    ------    ------     ------
Operating expenses
  Fuel...................................................   12.4        --      33.0         --
  Operation and maintenance..............................    2.2        --       7.5         --
  Depreciation and amortization..........................    6.8        --      14.8         --
  General and administrative.............................    2.2       2.1       5.6        6.0
                                                           -----    ------    ------     ------
                                                            23.6       2.1      60.9        6.0
                                                           -----    ------    ------     ------
Operating income (loss)..................................    8.5      (2.1)      9.0       (6.0)
                                                           -----    ------    ------     ------
Other (income) expense
  Earnings from unconsolidated affiliates................  (22.6)    (26.7)    (77.8)     (57.8)
  Interest and other income..............................   (1.1)     (0.6)     (2.5)      (1.5)
  Interest expense, net..................................   21.5      22.9      65.6       69.2
                                                           -----    ------    ------     ------
                                                            (2.2)     (4.4)    (14.7)       9.9
                                                           -----    ------    ------     ------
Net income (loss)........................................  $10.7    $  2.3    $ 23.7     $(15.9)
                                                           =====    ======    ======     ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS


Current assets
  Cash and cash equivalents.................................    $   21.4        $    4.3
  Restricted cash...........................................        14.7            12.7
  Accounts receivable, net..................................        19.4              --
  Inventory.................................................         7.6              --
  Other current assets......................................         0.6             0.6
                                                                --------        --------
          Total current assets..............................        63.7            17.6
                                                                --------        --------
Investments in affiliates
  Cogen Technologies Linden Venture, L.P. ..................       760.9           778.2
  Camden Cogen, L.P.........................................       170.4           179.4
  Cogen Technologies NJ Venture.............................          --           178.9
                                                                --------        --------
          Total investments in affiliates...................       931.3         1,136.5
                                                                --------        --------
Property, plant and equipment, at cost
  Plant and equipment.......................................        65.9             0.5
  Construction in progress..................................        99.4            72.9
                                                                --------        --------
                                                                   165.3            73.4
  Less accumulated depreciation.............................         2.4             0.2
                                                                --------        --------
          Total property, plant and equipment, net..........       162.9            73.2
                                                                --------        --------
Other assets
  Intangible assets, net....................................       163.9              --
  Other.....................................................        11.8            12.5
                                                                --------        --------
                                                                   175.7            12.5
                                                                --------        --------
          Total assets......................................    $1,333.6        $1,239.8
                                                                ========        ========

                             LIABILITIES AND MEMBERS' EQUITY
Current liabilities
  Accounts payable..........................................    $    5.5        $    0.2
  Accounts payable, affiliate...............................        15.0            14.9
  Current maturities of long-term debt......................        55.7            37.7
  Accrued liabilities.......................................         3.4             2.2
  Interest payable..........................................         4.6             3.4
                                                                --------        --------
          Total current liabilities.........................        84.2            58.4
                                                                --------        --------
Long-term debt, less current maturities.....................     1,156.6         1,146.2
                                                                --------        --------
Commitments and contingencies
Members' equity
  Members' equity...........................................        95.6            35.2
  Accumulated other comprehensive income....................        (2.8)             --
                                                                --------        --------
          Total members' equity.............................        92.8            35.2
                                                                --------        --------
          Total liabilities and members' equity.............    $1,333.6        $1,239.8
                                                                ========        ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
Cash flows from operating activities
  Net income (loss).........................................    $ 23.7     $(15.9)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (77.8)     (57.8)
       Distributions from unconsolidated affiliates.........     106.8      123.1
     Depreciation and amortization..........................      14.8         --
     Net gain on the sale of assets.........................      (1.4)        --
  Working capital changes, net of non-cash transactions.....      (8.4)      (2.3)
                                                                ------     ------
          Net cash provided by operating activities.........      57.7       47.1
                                                                ------     ------
Cash flows from investing activities
  Cash paid for additional interest in Cogen Technologies NJ
     Venture................................................     (16.0)        --
  Advances under the short-term loan to unconsolidated
     affiliates.............................................      (8.0)        --
  Payments on the short-term loan to unconsolidated
     affiliates.............................................       8.0         --
  Purchases of property, plant and equipment................     (26.8)     (29.4)
  Change in accounts payable, affiliates....................      (3.6)        --
  Proceeds from the sale of assets..........................       1.5         --
                                                                ------     ------
          Net cash used in investing activities.............     (44.9)     (29.4)
                                                                ------     ------
Cash flows from financing activities
  Short-term borrowings under subordinated credit
     facility...............................................        --        1.0
  Repayment under senior secured notes......................     (15.1)        --
  Principal payments on long-term debt......................     (15.3)     (21.0)
  Debt issuance costs.......................................        --       (1.0)
  Contributions received....................................      36.7         --
  Change in restricted cash.................................      (2.0)       0.1
                                                                ------     ------
          Net cash provided by (used in) financing
           activities.......................................       4.3      (20.9)
                                                                ------     ------
Increase (decrease) in cash and cash equivalents............      17.1       (3.2)
Cash and cash equivalents
  Beginning of period.......................................       4.3        3.2
                                                                ------     ------
  End of period.............................................    $ 21.4     $   --
                                                                ======     ======
Cash paid for interest, net of amount capitalized...........    $ 65.1     $ 69.5
                                                                ======     ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We are a Delaware limited liability company comprised of three members. Mesquite Investors, L.L.C. owns common membership interests in us with a 98.01 percent sharing ratio. Mesquite Investors is owned indirectly by Limestone Electron Trust and El Paso Corporation. Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns common membership interests in us with a 0.99 percent sharing ratio. East Coast Power Holding Company, L.L.C., which is indirectly owned by Enron Corporation, retains a preferred membership interest in us with a 1 percent sharing ratio.

     Our December 31, 2000, audited financial statements, as presented in our registration statement on Form S-4/A, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from our audited financial statements included in our registration statement on Form S-4/A. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation, including the reclassification of earnings from unconsolidated affiliates from operating revenues to other income. These reclassifications have no effect on our reported net income (loss) or members' equity.

     Our accounting policies are consistent with those discussed in our Form S-4/A, except as discussed below. You should refer to our Form S-4/A for a further discussion of those policies.

  Intangible Assets

     Our intangible assets represent the value that was assigned to the Cogen Technologies NJ Venture, commonly known as Bayonne Venture, power purchase agreements in conjunction with the acquisitions of the interests in Bayonne Venture. The intangible assets are amortized ratably as we recognize revenue under the power purchase agreements.

  Derivative Instruments

     We record all derivative instruments on the balance sheet at their fair value under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133, and the accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as fair value hedges, cash flow hedges, foreign currency hedges or net investment hedges as defined in SFAS No. 133.

     In addition to its designation, a hedge must be effective. To be effective, the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. If it is determined that the hedge is no longer effective, hedge accounting is discontinued prospectively. Hedge accounting is also discontinued when:

     - the derivative instrument expires or is sold, terminated or exercised;

     - it in no longer probable that the forecasted transaction will occur;

     - the hedged firm commitment no longer meets the definition of a firm commitment; or

     - management determines that the designation of the derivative instrument as a hedge is no longer appropriate.

     At the time we enter into a hedge, we formally document relationships between the hedging instrument and the hedged item. This documentation includes:

     - the nature of the risk being hedged;

     - our risk management objectives and strategies for undertaking the hedging activity;

     - a description of the hedged item and the derivative instrument used to hedge the item;

     - a description of how effectiveness is tested at the inception of the hedge; and

     - how effectiveness will be tested on an ongoing basis.

     During the normal course of business, we may enter into contracts that qualify as derivatives under the provisions of SFAS No. 133. As a result, we evaluate our contracts to determine whether derivative accounting is appropriate. Contracts that meet the criteria of a derivative and qualify as "normal purchases" and "normal sales", as those terms are defined in SFAS No. 133, may be excluded from SFAS No. 133 treatment.

     At this time, only our equity investee, Camden Cogen L.P., has entered into a cash flow hedge. The accounting treatment for cash flow hedges is as follows. Changes in the fair value of the derivative are recorded in other comprehensive income for the portion of the change in value of the derivative that is effective. The ineffective portion of the derivative is recorded in earnings in the current period. Classification in the income statement, of the ineffective portion, is based on the income classification of the item being hedged.

2. THE BAYONNE ACQUISITION

     In March 2001, we acquired the remaining 7.875 percent partnership interests in Bayonne Venture from unaffiliated parties. As a result, we became the sole owner of, and began consolidating in our financial statements, the Bayonne Venture. We financed this acquisition primarily through cash contributions from Mesquite Investors and Bonneville Pacific. Had this transaction to acquire the remaining partnership interests in Bayonne Venture been effective as of January 1, 2001, the proforma revenue and net income for the nine months ended September 30, 2001, would have been $151.8 million and $23.6 million. Had this transaction to acquire the remaining partnership interests in Bayonne Venture been effective as of January 1, 2000, the proforma revenue and net loss for the nine months ended September 30, 2000 would have been $80.7 million and $15.3 million.

3. INVESTMENTS IN AFFILIATES

     The following table presents summary income statement information for our equity investments:

                                 LINDEN VENTURE                  CAMDEN VENTURE                  BAYONNE VENTURE
                          -----------------------------   -----------------------------   -----------------------------
                           NINE MONTHS     NINE MONTHS     NINE MONTHS     NINE MONTHS     NINE MONTHS     NINE MONTHS
                              ENDED           ENDED           ENDED           ENDED           ENDED           ENDED
                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                              2001            2000            2001            2000           2001(1)          2000
                          -------------   -------------   -------------   -------------   -------------   -------------
                                                                  (IN MILLIONS)
Operating revenues
  Electricity...........     $310.2          $257.3           $87.1           $67.1           $25.6           $80.6
  Steam.................       23.0            14.2             0.1              --             3.2             4.2
                             ------          ------           -----           -----           -----           -----
                              333.2           271.5            87.2            67.1            28.8            84.8
                             ------          ------           -----           -----           -----           -----
Operating expenses
  Fuel..................      172.9           144.1            50.0            35.6            21.4            43.8
  Operation and
    maintenance.........       23.9            12.5             3.9             4.6             4.4             7.0
  Depreciation and
    amortization........       12.0            11.5             2.9             2.8             0.7             2.2
  General and
    administrative......        1.8             1.2             1.0             0.9             0.2             1.8
  Taxes, other than
    income taxes........        1.3             1.3             0.3             0.4             0.1             0.4
                             ------          ------           -----           -----           -----           -----
                              211.9           170.6            58.1            44.3            26.8            55.2
                             ------          ------           -----           -----           -----           -----
Operating income........      121.3           100.9            29.1            22.8             2.0            29.6
                             ------          ------           -----           -----           -----           -----
Other (income) expense
  Interest and other
    income..............       (3.9)           (0.5)           (0.3)           (0.4)           (0.3)           (0.2)
  Interest expense......         --              --             4.4             4.8             1.5             5.2
                             ------          ------           -----           -----           -----           -----
                               (3.9)           (0.5)            4.1             4.4            (1.2)            5.0
                             ------          ------           -----           -----           -----           -----
         Net income.....     $125.2          $101.4           $25.0           $18.4           $ 0.8           $24.6
                             ======          ======           =====           =====           =====           =====

---------------

(1) In March 2001, we acquired the remaining 7.875 percent interest in Bayonne Venture from unaffiliated parties. As a result, we are the sole owner of Bayonne Venture whose financial statements were consolidated March 13, 2001. Therefore, the income statement information presented for Bayonne Venture includes operating activities from January 1, 2001 to March 12, 2001.

4. DEBT AND FINANCING TRANSACTIONS

     Our debt consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Long-Term Debt
  Senior secured notes......................................    $  802.1        $  817.1
  Subordinated note with affiliates.........................       187.9           187.9
  Linden Ltd. term loan.....................................       165.5           178.9
  Bayonne term loan.........................................        56.3              --
  Bayonne equipment loan....................................         0.5              --
                                                                --------        --------
                                                                 1,212.3         1,183.9
  Less current maturities...................................        55.7            37.7
                                                                --------        --------
Long-term debt, less current maturities.....................    $1,156.6        $1,146.2
                                                                ========        ========

     On November 1, 2001, the Bayonne term loan was prepaid in full in the amount of $69.4 million, including $13.8 million of prepayment premium, along with all outstanding principal and accrued interest. We funded the prepayment with a subordinated promissory note from an affiliate of El Paso. Amounts outstanding under the subordinated promissory note bear interest at 10.5% per annum and interest is payable monthly. The principal amount plus unpaid and accrued interest is due upon demand of the payee. Mesquite Investors and Bonneville Pacific have guaranteed our obligations under this note.

5. ACCOUNTING FOR DERIVATIVES INSTRUMENTS

     On January 1, 2001, we adopted the provisions of SFAS No. 133 and recorded a cumulative effect adjustment in other comprehensive income. The initial charge, which did not have a material impact on our financial position, was related to an interest rate swap on Camden Venture, our equity investee.

     Camden Venture entered into an interest rate swap to effectively hedge $81.6 million of debt at a fixed rate of 5.945%. The swap was designated as a cash flow hedge in accordance with the provisions of SFAS No. 133 and effectiveness testing at inception and on an ongoing basis is based on the shortcut method. The shortcut method of testing requires, among other conditions, that the notional amount of the swap to be equal at all times to the outstanding principal balance of the hedged item, the principal balance of the assigned amount of the Camden Venture Term Loan. This method of testing allows us to assume no ineffectiveness in the hedging relationship and, thus, no resulting income effect due to the change in the value of the swap. As of September 30, 2001, our allocated share of the Camden Venture interest rate swap was an unrealized loss of $2.8 million which is recorded in other comprehensive income.

6. COMMITMENTS AND CONTINGENCIES

  Linden 6 Expansion Project

     During February 2000, we entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which we are required to construct, own and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Cogen Technologies Linden Venture, L.P. Linden 6 will be owned and operated by our wholly owned subsidiary. The estimated $107 million cost of Linden 6 will be financed with cash flows from operations and owner capital contributions. The energy services agreement contemplates an in-service date of January 8, 2002. In the event Linden 6 is not in service by January 23, 2002, the energy services agreement requires us to make delay payments in the amount of $18,000 per day for the first 60 days and $36,000 for each day thereafter. In connection with the energy services agreement, we entered into a $91.8 million, fixed price, engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron. Under the engineering, procurement and construction agreement, National Energy Production had guaranteed completion of Linden 6 by late October 2001. Due to delays in construction, we have begun to invoice for liquidating damages to be collected from National Energy Production in the amount of $36,000 per day. Liquidating damages collected from National Energy Production will be recorded as a reduction of the construction costs of Linden 6. Linden 6 is expected to be fully operational by January 11, 2002. Total expenditures for Linden 6 were $99.4 million as of September 30, 2001, and $46.1 million as of September 30, 2000, which are recorded as construction in progress. Interest costs related to the construction of Linden 6 are capitalized to construction in progress. We capitalized interest of $7.7 million as of September 30, 2001, and $2.6 million as of September 30, 2000.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. Enron and El Paso guaranteed our obligations under this indemnity in an aggregate amount of $15.0 million. In connection with Mesquite Investors acquiring us, Enron's obligation under the guarantee was assumed by El Paso.

  Legal Proceedings

     On June 30, 2000, Infineum USA L.P. filed an action against Linden Venture in the United States District Court for the District of New Jersey seeking an unspecified amount of actual and punitive damages. Infineum's petition claims that Linden Venture interfered with Infineum USA's ability to sell steam to Bayway Refining Company, a subsidiary of Tosco, that Infineum USA purchases from the Linden facility. Infineum USA claims that such interference is in violation of federal and New Jersey antitrust laws, is in breach of Linden Venture's agreement with Infineum USA and has tortuously interfered with Infineum USA's economic relationships with Bayway. Linden Venture filed an answer and a counterclaim on September 26, 2000. On September 28, 2000, an initial scheduling conference was held before the court. During the scheduling conference, Linden Venture asked the court to initially limit discovery to resolve the fundamental issue of whether Infineum USA is indeed a competitor of Linden Venture with standing to bring antitrust claims. The court, by order dated October 11, 2000, set an expedited discovery schedule limited to the standing issue. The order also granted Linden Venture the option to submit a dispositive motion challenging Infineum USA's standing to bring its antitrust claims. Linden Venture filed its motion on January 5, 2001, in accordance with court rules. On September 7, 2001, oral arguments were heard by the Court on Linden Venture's motion. The court requested supplemental briefings from the parties which were submitted on September 21, 2001. This motion is still pending before the court. Management believes the claims made in this litigation are without merit, and management intends to vigorously defend against these claims. Although no assurances can be given, management believes that based upon information known to date, the ultimate resolution of this litigation will not have a material adverse effect on Linden Venture's or our financial position, operating results or cash flows.

     Robert C. McNair, members of his immediate family and related trusts, have indemnified us against any and all damages, losses, liabilities and expenses with respect to an environmental lawsuit filed in Louisiana state court against a predecessor entity of McNair Energy Services Corporation.

     While the outcome of the matters discussed above cannot be predicted with certainty, based upon information known to date, we do not expect that the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

7. INTERIM OPERATING AGREEMENTS

     During 2000, Camden Venture entered into an interim operating agreement with the Public Service Electric and Gas Company of New Jersey. Under this agreement, Camden Venture agreed to shut down the Camden Venture facility from November 1, 2000 through May 31, 2001, to allow Public Service Electric to resell the gas otherwise provided to the facility under the gas service agreement. In return, Camden Venture realized an energy and capacity payment equal to 149 megawatts per hour, every hour, for the term of the agreement plus 50 percent of the savings realized by Public Service Electric in this transaction.

     For various economic reasons, effective January 23, 2001, Bayonne Venture chose to reduce electric output to the minimum level necessary to serve its steam customers. Simultaneously, Bayonne Venture entered into interim operating agreements with Public Service Electric and Jersey Central Power and Light. Public Service Electric, in its interim operating agreement, agreed to accept 100 percent of the electricity generated from this reduced output (up to approximately 45 megawatts). The term of the interim operating agreement was from January 23, 2001 through May 31, 2001. As an incentive to enter into this agreement, Public Service Electric agreed to accept payment of $1.8 million. Public Service Electric also agreed to waive any variable demand-wheeling charges (approximately $40,000 per month) it would have otherwise collected from Bayonne Venture to wheel electricity to Jersey Central Power. Jersey Central Power, in its interim operating agreement, agreed not to accept any generation from Bayonne Venture in return for a 5 percent discount off the power purchase agreement rates. Bayonne Venture gave a rebate to Jersey Central Power for the value of the power it would have otherwise provided (125 megawatts) at wholesale market rates known as day-ahead locational marginal pricing in the Pennsylvania Jersey Maryland system. Bayonne Venture entered into an electricity swap agreement with an affiliate to exchange a floating electricity rate, which was derived from the power purchase agreement, for a fixed rate which settled monthly. The electricity swap expired on May 31, 2001, and Bayonne Venture recognized a $1.4 million loss upon settlement.

8. RESTRUCTURING OF POWER PURCHASE AGREEMENTS

     On May 23, 2001, we reached an agreement, subject to lender, partner, and other unaffiliated party approval and on-going negotiations, with the Public Services Electric to restructure the long-term Public Service Electric power purchase agreements relating to our Camden Venture and Bayonne Venture facilities. Completion of the restructuring is subject to customary conditions to closing for similar transactions, including prior approval by the New Jersey Board of Public Utilities. On July 19, 2001, the New Jersey Board approved the restructuring, and we received written approval on July 27, 2001. This order became final and non-appealable on September 11, 2001. However, since many of the conditions to closing, such as securing financing, are outside of our control, we cannot assure that we will be able to complete the restructuring. We also agreed with Public Service Electric to modifications of the Public Service Electric gas service agreements relating to the Camden Venture and Bayonne Venture facilities effective upon the consummation of the restructuring.

     If the restructuring is consummated, our Camden Venture and Bayonne Venture facilities will be released from their obligations under their current power purchase agreements with Public Service Electric. Under the current power purchase agreements, Public Service Electric is required to purchase all power produced by our Camden Venture facility and approximately 24 percent of the electrical output at the Bayonne Venture facility, at established prices. In contemplation of the restructuring, Camden Venture will enter into a new power purchase agreement with an affiliate of El Paso for the entire output of the facility at rates that are expected to cover all of the facility's fixed and variable costs. Also, the facility will qualify as an exempt wholesale generator under the Energy Policy Act of 1992, rather than a qualifying facility under the Public Utility Regulatory Policies Act of 1978. Additionally, Bayonne Venture has entered into a new fixed price power purchase agreement with an affiliate of El Paso for approximately 24 percent of the electrical output of the Bayonne Venture facility that had been purchased by Public Service Electric. The effectiveness of such new power purchase agreements is conditioned upon the occurrence of the restructuring, among other things. It is possible that our financial position, operating results and cash flows, with respect to the Bayonne Venture facility, will be somewhat more volatile than if the restructuring were not implemented, and the long-term power purchase contracts with Public Service Electric remained in place. Such volatility in our cash flows from the Bayonne Venture facility could in turn adversely affect our ability to pay the notes and our other debt. In conjunction with the restructuring of the power purchase agreements, the plants could be impaired. Such impairments, if so incurred, would result in the plants being written down to the post-restructuring fair market value. These potential impairments could have a material adverse effect on our financial position, results of operations and cash flows.

     The restructuring could be deemed a power contract buyout under the indenture executed in connection with our notes, in which case we expect to seek confirmation from the rating agencies that the restructuring will not cause a Rating Downgrade. We expect to receive ratings reaffirmation from the rating agencies with the understanding that the mandatory redemption of our notes without premium will be $176.4 million. On November 9, 2001, we provided official notice of redemption to the trustee.

9. COMPREHENSIVE INCOME

     Comprehensive income includes the following:

                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                -----------------          -------------------
                                                2001         2000          2001          2000
                                                -----        ----          -----        ------
                                                                (IN MILLIONS)
Net income....................................  $10.7        $2.3          $23.7        $(15.9)
Change in value of cash flow hedge............   (3.7)         --           (2.8)           --
                                                -----        ----          -----        ------
Total comprehensive income....................  $ 7.0        $2.3          $20.9        $(15.9)
                                                =====        ====          =====        ======

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

  Derivatives Implementation Group Issue C-16

     In September 2001, the Derivatives Implementation Group of the FASB cleared guidance on Issue C-16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of fuel at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. This new guidance will require companies to account for these contracts as derivative instruments under SFAS No. 133, and will require them to be recorded at their fair value. We use fuel supply contracts in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases that are not classified as derivative instruments under SFAS No. 133 and its current interpretation. This new guidance becomes effective in the second quarter of 2002. We are currently evaluating the impact of this guidance on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 should be read in conjunction, with information disclosed in our amended registration statement on Form S-4/A (Registration No. 333-45124) dated August 8, 2001, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

GENERAL

     We are a Delaware limited liability company comprised of three members:
Mesquite Investors, L.L.C. owns common membership interests in us with a 98.01 percent sharing ratio. Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns common membership interests in us with a 0.99 percent sharing ratio. East Coast Power Holding Company, L.L.C., who is indirectly owned by Enron Corporation, retains a preferred membership interest in us with a 1 percent sharing ratio.

INTEREST IN BAYONNE VENTURE

     In March 2001, we acquired the remaining 7.875 percent partnership interests in Bayonne Venture from unaffiliated parties. The acquisition of the remaining interests in Bayonne Venture removed all participative rights of the other partners and, as a result, we began consolidating Bayonne Venture into our financial statements.

ADMINISTRATIVE AND GAS SERVICES SUPPORT AGREEMENT

     Effective as of April 1, 2001, we entered into the administrative and gas services support agreement with El Paso to provide gas management, administrative, accounting and finance services for us. The administrative and gas services support agreement originally provides for an annual fee of $3.6 million adjusted annually for increases in the Consumer Price Index and is renewed annually.

                             RESULTS OF OPERATIONS

     The following are our results for the third quarter of 2001 compared to the third quarter of 2000 and for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The operating results discussed below are not necessarily indicative of the results that may be achieved for any subsequent or prior three-month or nine-month periods or for a full year.

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $32.1 million higher than the same period in 2000. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 as a result of our purchase of the remaining interest in Bayonne Venture.

     Operating expenses were $23.6 million for the quarter ended September 30, 2001, compared to $2.1 million for the same quarter in 2000. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 as a result of our purchase. Interest expense decreased by $1.4 million to $21.5 million for the quarter ended September 30, 2001, compared to $22.9 million for the same quarter in 2000 due to the increase of capitalized construction costs and a lower outstanding debt balance.

     Earnings from unconsolidated affiliates for the quarter ended September 30, 2001, were $4.1 million lower than the same quarter in 2000. The decrease was due to the consolidation of Bayonne Venture beginning in March 2001. As a result, Bayonne Venture's earnings are consolidated into the operating results for the quarter ended September 30, 2001, whereas they were presented as earnings from unconsolidated affiliates, which is a component of other income, for the same quarter in 2000.

  Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Operating revenues for the nine months ended September 30, 2001, were $69.9 million higher than the same period in 2000. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 as a result of our purchase.

     Operating expenses for the nine months ended September 30, 2001, were $60.9 million compared to $6.0 million for the same period in 2000. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 as a result of our purchase. Interest expense decreased by $3.6 million for the nine months ended September 30, 2001, compared to the same period in 2000 due to the increase in capitalized construction costs and a lower outstanding debt balance.

     Earnings from unconsolidated affiliates for the nine months ended September 30, 2001, were $20.0 million higher than the same period in 2000. The increase was due primarily to higher fuel cost recoveries on Linden Venture, partially offset by the consolidation of Bayonne Venture from March 13, 2001. As a result, Bayonne Venture's earnings are consolidated into the operating results for the nine months ended September 30, 2001, whereas they were presented as earnings from unconsolidated affiliates, which is a component of other income, for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Acquisition Financing

     The terms of our outstanding notes limit our ability to pay dividends, incur additional indebtedness, make payments on subordinated debt and make certain other restricted payments. The terms of our outstanding notes also require us to fund a debt service reserve account unless we provide acceptable debt service credit support in the form of an undertaking or an acceptable letter of credit. El Paso has provided the required undertaking, and, therefore, we are not currently funding the debt service reserve account.

     For the nine months ended September 30, 2001 and 2000, we received $106.8 million and $123.1 million in cash distributions from unconsolidated affiliates. The decrease in 2001 is primarily related to our consolidation of Bayonne Venture effective March 2001.

     Our loan agreements require us to maintain compliance with certain financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of September 30, 2001.

     In March 2001, we acquired the remaining 7.875 percent interest in Bayonne Venture from unaffiliated parties. As a result, we are the sole owner of Bayonne Venture. We financed these acquisitions primarily through cash contributions from Mesquite Investors and Bonneville Pacific.

     Because the ratings assigned to our notes were confirmed by the rating agencies following the change in ownership, we were not required to offer to repurchase the notes after that change in ownership, as defined in the indenture. While the change in ownership represents a change in control, the financial statements have not been adjusted to fair market value because we have publicly-traded debt.

  Capital Expenditures

     During February 2000, we entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which we are required to construct, own and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture. Linden 6 will be owned and operated by a wholly owned subsidiary of us. The estimated $107 million cost of Linden 6 will be financed with cash flows from operations and owner capital contributions. The energy services agreement contemplates an in-service date of January 8, 2002. In the event Linden 6 is not in service by January 23, 2002, the energy services agreement requires us to make delay payments in the amount of $18,000 per day for the first 60 days and $36,000 for each day thereafter. In connection with the energy services agreement, we entered into a $91.8 million, fixed price, engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron. Under the engineering, procurement and construction agreement, National Energy Production has guaranteed completion of Linden 6 by late October 2001. Due to delays in construction, we have begun to invoice for liquidating damages to be collected from National Energy Production in the amount of $36,000 per day. Liquidating damages collected from National Energy Production will be recorded as a reduction of the construction costs of Linden 6. Linden 6 is expected to be fully operational by January 11, 2002. Total expenditures for Linden 6 were $99.4 million as of September 30, 2001 and $46.1 million as of September 30, 2000, which have been capitalized as construction in progress. Interest costs related to the construction of Linden 6 are capitalized to construction in progress. We capitalized interest of $7.7 million as of September 30, 2001, and $2.6 million as of September 30, 2000.

     In addition to the engineering, procurement and construction agreement, we also entered into a ground lease with Tosco to provide a site for the interconnection of Linden 6, and three additional ground leases with Bayway Refining Company, a subsidiary of Tosco, to provide sites for future development projects. Required consent has been obtained from the Linden Venture partners and lenders for these transactions.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. Enron and El Paso guaranteed our obligations under this indemnity in an aggregate amount of $15.0 million. In connection with Mesquite Investors acquiring us, Enron's obligation under the guarantee was assumed by El Paso.

     In addition, the energy services agreement requires an amendment to the steam sale agreement between Bayway Refining Company, a subsidiary of Tosco, and Linden Venture to increase the minimum amounts of steam Bayway Refining Company is required to take.

     Future capital expenditures by us will be financed by cash flows from operations and cash contributions by our members.

                                      DEBT

     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

                     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

                          INTERIM OPERATING AGREEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to interest rate risk results from the Linden Ltd. term loan. In regards to the floating rate and working capital portion of this loan, a 10% fluctuation in London Interbank Offered Rate rates and in financial commercial paper rates in effect during 2001 would not have a material adverse effect on our financial position, operation results or cash flows.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          None.

     b. Reports on Form 8-K

          We filed a current report on Form 8-K, dated September 28, 2001, announcing that we changed our certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP effective September 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EAST COAST POWER L.L.C.

Date: November 14, 2001                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                                     John L. Harrison
                                                  Vice President, Senior
                                                    Managing Director
                                              (Principal Financial Officer)

Date: November 14, 2001                         /s/ CECILIA T. HEILMANN
                                          --------------------------------------
                                                   Cecilia T. Heilmann
                                                 Vice President, Managing
                                                 Director and Controller
                                              (Principal Accounting Officer)