Form 10-K
period 2001-12-31
EAST COAST POWER LLC
filed 2002-04-15
CIK 1089472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-45124

                            EAST COAST POWER L.L.C.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      52-2143667
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

               EL PASO BUILDING
            1001 LOUISIANA STREET
                HOUSTON, TEXAS                                     77002
   (Address of Principal Executive Offices)                      (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 420-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

 STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
                              THE REGISTRANT: None

     98.01 percent of the membership interests of East Coast Power L.L.C. are owned directly or indirectly by Mesquite Investors, L.L.C., 0.99 percent of its membership interests are owned by Bonneville Pacific Corporation, and 1 percent of its membership interests are owned directly or indirectly by East Coast Power Holding Company, L.L.C. Such membership interests are not publicly traded and therefore have no separate, quantifiable market value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAST COAST POWER L.L.C.

                               TABLE OF CONTENTS

                                      CAPTION                             PAGE
                                      -------                             ----
                                    PART I

Item 1.     Business....................................................    1
Item 2.     Properties..................................................    5
Item 3.     Legal Proceedings...........................................    6
Item 4.     Submission of Matters to a Vote of Security Holders.........    6

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    6
Item 6.     Selected Financial Data.....................................    6
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    7
            Cautionary Statement for Purposes of the "Safe Harbor"
              Provisions of the Private Securities Litigation Reform Act
              of 1995...................................................   12
Item 7A.    Qualitative and Quantitative Disclosures About Market
              Risk......................................................   12
Item 8.     Financial Statements and Supplementary Data.................   14
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   52

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..........   52
Item 11.    Executive Compensation......................................   52
Item 12.    Security Ownership of Management............................   52
Item 13.    Certain Relationships and Related Transactions..............   52

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   53
            Signatures..................................................   60

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

Btu      = British thermal units
klbs     = thousand pounds
KWh      = kilowatt hour
MMBtu    = million British thermal units
MW       = megawatt
MWh      = megawatt hours
MMWh     = thousand megawatt hours

     When we refer to "us", "we", "our", "ours", or "East Coast Power", we are describing East Coast Power L.L.C. and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware limited liability company formed in December 1998. We are owned by three members: Mesquite Investors, L.L.C. directly owns 98.01 percent of the membership interests in us; Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns 0.99 percent of the membership interests in us; and East Coast Power Holding Company, L.L.C., which is indirectly owned by Enron Corporation, owns a 1 percent non-voting preferred membership interest in us. Mesquite Investors obtained its ownership in us through a series of transactions consummated in 1999 and 2001.

                                   OPERATIONS

     Our sole business is the ownership, operation and potential expansion of the three power generation facilities that we acquired in February 1999 which are located in Linden, Camden and Bayonne, New Jersey. We also have a facility that is under construction in Linden (as discussed in Item 8, Note 10). We had no assets or liabilities and conducted no operations prior to February 1999. The facilities are commonly referred to as the Linden facility, Camden facility, Bayonne facility and Linden 6 expansion. The following information summarizes certain important information with respect to our facilities.

                            LINDEN VENTURE          CAMDEN VENTURE         BAYONNE VENTURE        LINDEN 6 EXPANSION
                        ----------------------  ----------------------  ----------------------  ----------------------
Location..............  Linden, NJ              Camden, NJ              Bayonne, NJ             Linden, NJ
Equipment Type........  5 GE Frame 7EA gas      1 GE Frame 7EA gas      3 GE Frame 6B gas       1 GE Frame 7FA gas
                        turbines                turbine                 turbines                turbine
                        3 GE condensing steam   1 GE condensing steam   1 GE SAEC steam
                        turbines                turbine                 turbine
Facility Operator.....  GE                      GE                      GE                      GE
Fuel Type.............  Natural Gas, Butane     Natural Gas, Kerosene,  Natural Gas, Kerosene,  Natural Gas
                                                Jet-A or L.S. Diesel    Jet-A or L.S. Diesel
Commercial
  Operations..........  May 1992                March 1993              October 1988            January 2002
Nameplate Electric
  Capacity............  715 MW                  146 MW                  176 MW                  172 MW
Facility Rating(1)....  645 MW                  143 MW                  165 MW                  N/A
Average Heat Rate
  (2001)(2)...........  9,729 Btu/KWh           8,625 Btu/KWh           9,781 Btu/KWh           N/A
Historical Average
  Availability
  (1994-2001).........  99%                     95%                     95%                     N/A
Facility Dispatch.....  Dispatchable            Merchant/cycling        Base load               Load Following
                        (restricted)
Average MW generated
  (1999, 2000 and
  2001)...............  591 MW                  136 MW                  157 MW                  N/A
Power Purchase
  Agreement/
  Expiration..........  Consolidated            El Paso Merchant        Jersey Central Power    Tosco Refining
                        Edison/2017             Energy/2013             (75.8%)/2008            Corp./2017
                                                                        El Paso Merchant        Infineum USA L.P./2007
                                                                        Energy (24.2%)/2003
Facility Design
  Maximum Steam Output
  Capacity............  1,250 klbs/hr           92 klbs/hr              225 klbs/hr             585 klbs/hr
Facility Design Steam
  Sales Capacity......  1,000 klbs/hr           60 klbs/hr              125 klbs/hr             530 klbs/hr

                            LINDEN VENTURE          CAMDEN VENTURE         BAYONNE VENTURE        LINDEN 6 EXPANSION
                        ----------------------  ----------------------  ----------------------  ----------------------
Average Steam
  Delivered (1999,
  2000 and 2001)......  549 klbs/hr             21.3 klbs/hr            120.7 klbs/hr           N/A
Steam Sales Agreement/
  Expiration..........  Bayway Refining         N/A                     IMTT-Bayonne/Year-      Linden Venture/2017
                        Company/2017                                    to-Year
                        Infineum USA L.P./2017                          IMTT-BX/Year-to-Year
Approximate Daily
  Average Fuel
  Requirements........  110,000 MMBtu           30,000 MMBtu            37,500 MMBtu            45,000 MMBtu
Fuel Supply...........  Spot(3)                 El Paso Merchant        El Paso Merchant        Conectiv/El Paso
                                                                                                Merchant
Gas Transportation/
  Expiration..........  Public Service          Public Service          Public Service          Public Service
                        Electric and            Electric/ 2013          Electric/ 2008          Electric/ 2017
                        Elizabethtown/2017

---------------

(1) Facility rating is realizable capacity based on normal operating conditions.

(2) Without credit for steam production.

(3) The fuel supply for the Linden facility is provided under short-term firm gas supply contracts. The contract price is based on spot gas prices plus a reservation charge.

                                  COMPETITION

     Our Linden and Bayonne facilities sell power under long-term agreements with investor-owned utilities in New York and New Jersey. The prices of the power sold under these agreements are specified under the terms of the contract and are generally based on a fixed component plus variable costs to generate the power. As a result, our revenues are not significantly impacted by competition from other sources of generation. The power generation industry is rapidly evolving, however, and regulatory initiatives have been adopted at the federal level and in both New York and New Jersey aimed at increasing competition in the power generation business. As a result, it is likely that when the power purchase agreements expire (Bayonne's expires in 2008 and Linden's expires in 2017), or when the contemplated restructuring of the power purchase agreements is completed, these facilities will be operating in the Pennsylvania/Jersey/Maryland markets in direct competition with other power generators. Our ability to realize pricing terms similar to those that currently exist may be difficult.

     As a result of the Camden Venture power agreement restructuring in 2001, the Camden facility sells its power at market based prices in direct competition with other power generators. This results in the venture operating in a highly competitive market in which operating efficiency, supply and demand and other economic factors determine success. Camden faces intense competition from generation companies throughout the region as well as from the wholesale power markets.

                                   EMPLOYEES

     We have no employees. Our day-to-day administrative operations are performed by officers and employees of El Paso Merchant Energy, L.P., an affiliate of one of our members, under an administrative services agreement. General Electric operates and maintains the Linden facility, Camden facility, Bayonne facility and Linden 6 Expansion under separate operation and maintenance agreements.

                                   INSURANCE

     We have a comprehensive insurance program underwritten by recognized insurance companies licensed to do business in the State of New Jersey. This insurance program includes:

     - commercial general liability, automobile liability and excess liability insurance;

     - property insurance, including "all risks" property damage (including boiler and machinery); and

     - business interruption insurance.

Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

                                   REGULATION

     Our power generation activities are regulated by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to its rates, terms and conditions of service. Our cogeneration power production activities are regulated by the FERC under the Public Utility Regulatory Policies Act (PURPA) with respect to rates, procurement and provision of services and operating standards. Our power generation activities are also subject to federal and state environmental regulations, including the U.S. Environmental Protection Agency (EPA) regulations. We believe that our operations are in compliance with the applicable requirements.

     The Linden and Bayonne facilities operate as qualifying facilities (QFs) under PURPA. After the power agreement restructuring, Camden commenced operating as an Exempt Wholesale Generator (EWG) under the Energy Policy Act of 1992 and sells electric power under market based power agreements. Certain benefits of being a QF include 1) not having to comply with extensive federal, state and local regulations that control the organizational and financial structure of an entity that owns or operates an electric generating plant and the price and terms on which electricity may be sold by the plant to a wholesale purchaser, and 2) utilities purchase needed power from QFs at their "avoided costs."

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

                                   MANAGEMENT

     Our day-to-day operations are managed by officers and employees of El Paso Merchant Energy, LP, an affiliate of one of our members, under an administrative services agreement with us. Our principal executive offices are located at 1001 Louisiana Street, Houston, Texas 77002. Our telephone number is (713) 420-2600.

               EXECUTIVE OFFICERS AND MANAGERS OF THE REGISTRANT

     The following table sets forth information relating to the business experience of our executive officers and managers:

                                                                          OFFICER
NAME                                         POSITION                      SINCE    AGE
----                                         --------                     -------   ---
Clark C. Smith..........
                           President                                       2001     47
John L. Harrison........
                           Senior Vice President, Chief Financial
                           Officer, Treasurer and Class A Manager          2001     43
Cecilia T. Heilmann.....
                           Vice President, Managing Director and
                           Controller                                      2001     33
Larry M. Kellerman......
                           Vice President, Senior Managing Director and
                           Class A Manager                                 2001     46
John J. O'Rourke........
                           Vice President, Managing Director and Class A
                           Manager                                         2001     46
Dean A. Christiansen....
                           Class B Manager                                 2001     42
Henry C. Mustin.........
                           Class B Manager                                 2001     68

     Clark C. Smith has served as our President since March 2001. Mr. Smith has also served as President of El Paso Merchant since February 2001. Mr. Smith was President and Chief Executive Officer of Engage

Energy, Inc. from 1997 to 2000. Prior to that period, he held the position of President and Chief Financial Officer of Coastal Gas Marketing Company and held several positions with Enron Corporation.

     John L. Harrison has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2001. He has served as our Class A Manager since February 2001. He has served as Senior Vice President, Chief Financial Officer and Treasurer of El Paso Merchant since February 2001. Prior to that period, he served as Vice President and Senior Managing Director of El Paso Merchant since 2000. Prior to that, he held various positions with El Paso since 1996.

     Cecilia T. Heilmann has served as our Vice President, Managing Director and Controller since March 2001. Ms. Heilmann has also served as Vice President, Managing Director and Controller of El Paso Merchant since 2000. Prior to that, she held various positions with El Paso.

     Larry M. Kellerman is a Class A Manager of the Management Committee and is our Vice President and Senior Managing Director. He is also Vice President and Senior Managing Director of El Paso Merchant Energy North America Company. Prior to Mr. Kellerman joining El Paso in 1998, he was President of Citizens Power.

     John J. O'Rourke is a Class A Manager of the Management Committee and is our Vice President and Managing Director. He is also Vice President and Managing Director of El Paso Merchant Energy North America Company. Prior to joining El Paso in May 2000, Mr. O'Rourke was a Director of Business Management for FPL Energy.

     Mr. Christiansen is a Class B Manager of the Management Committee. Mr. Christiansen has served as President of Lord Securities Corporation since October 2000 and since June 1990 has been a principal and shareholder of Acacia Capital, Inc.

     Vice Admiral Mustin (USN, Retired), a Class B Manager, is the Chairman of the Board of his own consulting company, and serves as a director on a number of boards and committees. Admiral Mustin formed his company in 1992. From 1989 to 1992, he was the Vice President for International Marketing for the Kaman Corporation.

     All officers have served since March 2001. Our Class A Managers and Vice Admiral Mustin have served since March 2001. Our Class A Managers serve until resignation or the next annual meeting of members and until their respective successors are elected and qualified. Our officers serve until removal or resignation. Our Class B Managers serve until their successors are elected and qualified.

     Our Class A Managers and our officers are also officers or employees of El Paso or its affiliates. Such managers and officers may spend a substantial amount of time managing the business and affairs of El Paso and its affiliates. Since our day-to-day operations are managed by employees of El Paso Merchant pursuant to the administrative services agreement, we do not expect that our managers and officers will face a conflict regarding the allocation of their time between our interests and the other business interests of El Paso and its affiliates.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, under the heading "Properties", and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of these properties or our interests therein, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3.  LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Item 8, Financial Statements and Supplemental Data, Note 10, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6. SELECTED FINANCIAL DATA

                                                          OUR COMPANY               PREDECESSOR ENTITIES(2)
                                               ---------------------------------    ------------------------
                                                   YEAR ENDED          2/4/99                  YEAR ENDED
                                                  DECEMBER 31,       (INCEPTION)    1/1/99    DECEMBER 31,
                                               -------------------       TO           TO     ---------------
                                               2001(1)      2000      12/31/99      2/3/99    1998     1997
                                               --------   --------   -----------    ------   ------   ------
                                                             (IN MILLIONS, EXCEPT FOR RATIOS)
OPERATING RESULTS DATA:
Operating revenues...........................  $  107.6   $     --    $     --      $   --   $   --   $   --
Operating expenses...........................     154.4        9.5        11.2         2.6     41.8     31.5
Operating loss...............................     (46.8)      (9.5)      (11.2)       (2.6)   (41.8)   (31.5)
Earnings from unconsolidated affiliates......      89.9       65.7        59.7       (51.4)   132.9    103.7
Extraordinary items..........................     (23.9)        --          --          --       --       --
Net income (loss)............................  $  (68.8)  $  (33.3)   $  (29.0)     $(57.7)  $ 71.1   $ 72.1
FINANCIAL POSITION DATA:
  Investment in unconsolidated affiliates....  $  745.6   $1,136.5    $1,219.6      $ 83.6   $ 85.2   $ 79.4
  Total assets...............................   1,173.3    1,239.8     1,266.5       261.0    248.8    254.7
  Long-term debt (including current
    portion).................................     970.8    1,183.9     1,213.1       205.6    218.0    230.9
  Members' capital...........................     171.7       35.2        25.7        43.8     18.8     (6.6)

---------------

(1) In 2001, we acquired the remaining third party partnership interest in the Bayonne Venture and the Camden Venture. Since the acquisition of these interests removed all third party participative rights, we began consolidating these entities into our financial statements at the date of the acquisition of the remaining interests.

(2) We acquired our interests in our facilities in February 1999. Predecessor entities' data reflects results prior to our ownership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     We are a Delaware limited liability company formed in December 1998. We are owned by three members: Mesquite Investors, L.L.C. directly owns 98.01 percent of the membership interests in us; Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns 0.99 percent of the membership interests in us; and East Coast Power Holding Company, L.L.C., which is indirectly owned by Enron Corporation, owns a 1 percent non-voting preferred membership interest in us. Mesquite Investors obtained its ownership in us through a series of transactions consummated in 1999 and 2001.

     Our sole business is the ownership, operation and potential expansion of the three power generation facilities that we acquired in February 1999 which are located in Linden, Camden and Bayonne, New Jersey. We also have a facility that is under construction in Linden. We had no assets or liabilities and conducted no operations prior to February 1999.

Acquisition of Bayonne Venture and Camden Venture

     Through a series of transactions in March 2001, we acquired the remaining
7.875 percent partnership interests in Bayonne Venture from unaffiliated parties for $16.1 million, net of cash acquired. The acquisition of the remaining interests in Bayonne Venture removed all participative rights of the other partners and, as a result, we began consolidating Bayonne Venture into our financial statements.

     Through a series of transactions in November 2001, we effectively acquired the remaining partnership interests in Camden Venture from an unaffiliated party. The acquisition of the remaining interests in Camden Venture removed all participative rights of the other partner and, as a result, we began consolidating Camden Venture into our financial statements.

     For a further discussion of the acquisitions of the Bayonne and Camden Ventures, see Item 8, Note 5.

Restructuring of Power Purchase Agreements

     On December 12, 2001, we distributed the power purchase agreements of our Bayonne and Camden Ventures with Public Service Electric to our partners. As a result of this distribution, the Bayonne and Camden facilities were released from their obligations under these agreements and entered into new power purchase agreements with El Paso Merchant for the sale of power at market-based prices, which is currently less than those prices under the original agreements. The effect of the new power purchase agreements represented a significant change in the manner these ventures would operate in the future. As a result, we evaluated the assets of Bayonne and Camden Venture for impairment and recorded an asset impairment charge of $67.3 million. In connection with the power contract restructuring, all outstanding debt at Bayonne Venture and Camden Venture was repaid and a portion of the senior secured notes was repaid. See
Item 8, Notes 5 and 10 to the financial statements for further discussion regarding the power purchase agreement restructuring and subsequent write-down of these facilities.

Linden 6 Expansion Project

     During February 2000, we entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which we are required to construct, own and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture. Linden 6 is owned and operated by one of our wholly owned subsidiaries. The Linden 6 expansion began commercial operations on January 25, 2002.

                             RESULTS OF OPERATIONS

     Our results of operations were as follows for each of the years ended December 31, 2001 and 2000 and the period from inception (February 4, 1999) to December 31, 1999:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Operating revenues..........................................  $107.6   $   --   $   --
Operating expenses..........................................   154.4      9.5     11.2
                                                              ------   ------   ------
     Operating loss.........................................   (46.8)    (9.5)   (11.2)
Earnings from unconsolidated affiliates.....................    89.9     65.7     59.7
Interest and other income...................................     2.8      1.8     11.0
Interest and debt expense...................................   (90.8)   (91.3)   (88.5)
Extraordinary items.........................................   (23.9)      --       --
                                                              ------   ------   ------
     Net loss...............................................  $(68.8)  $(33.3)  $(29.0)
                                                              ======   ======   ======

     The following are our operating results for the year ended December 31, 2001, compared to the year ended December 31, 2000, and for the year ended December 31, 2000, compared to the period from inception (February 4, 1999) to December 31, 1999.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Operating revenues for the year ended December 31, 2001, were $107.6 million higher than the same period in 2000. The increase was due primarily to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001 as a result of our acquisition of the remaining partnership interests.

     Operating expenses for the year ended December 31, 2001, were $154.4 million compared to $9.5 million for the same period in 2000. The increase was due primarily to the consolidation of Bayonne Venture and Camden Venture. Also included in the 2001 amount is an asset impairment charge on Camden Venture for $62.8 million and on Bayonne Venture for $4.5 million, as a result of our power purchase agreement restructurings.

     Earnings from unconsolidated affiliates for the year ended December 31, 2001, were $24.2 million higher than the same period in 2000. The increase was due primarily to higher revenues due to higher realized sales prices on Linden Venture, partially offset by the consolidation of Bayonne Venture from March 13, 2001 and Camden Venture from December 1, 2001.

     Interest and other income increased by $1.0 million as a result of higher average cash balances and the sale of spare parts. Interest expense decreased by $0.5 million for the year ended December 31, 2001, compared to the same period in 2000 due to the increase in capitalized construction costs and a lower outstanding debt balance.

     During 2001, we and our unconsolidated affiliate incurred extraordinary costs of $23.9 million related to the early extinguishment of debt at Camden Venture and Bayonne Venture from the restructuring.

Year Ended December 31, 2000 Compared to Period from Inception (February 4,
1999) to December 31, 1999

     Operating expenses totaled $9.5 million for the year ended December 31, 2000 compared to $11.2 million in the period from inception (February 4, 1999) to December 31, 1999. The decrease is primarily due to fewer employees and lower costs related to travel and entertainment, professional fees, management information systems, insurance and political and charitable contributions.

     Our earnings from unconsolidated affiliates for the year ended December 31, 2000 totaled $65.7 million compared to $59.7 million for the period from inception (February 4, 1999) to December 31, 1999. The increase in earnings from unconsolidated affiliates is primarily attributable to one time charges recorded in connection with the termination of gas management and management services agreements recorded on Linden Venture and Camden Venture in 1999, as a component of operating expenses.

     Interest and other income decreased as a result of an $8.9 million gain recorded in 1999 relating to the cancellation of an interest rate swap agreement. Interest expense increased by $2.8 million to $91.3 million for 2000 compared to $88.5 million for the period from inception (February 4, 1999) to December 31, 1999. Interest expense is primarily related to the debt on the senior subordinated credit facility with Bank of America, the senior secured notes, and the Linden Ltd. term loan, partially offset by the capitalization of interest costs related to the Linden 6 expansion project.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 10, incorporated herein by reference.

                           RELATED PARTY TRANSACTIONS

     Our material related party agreements include administrative services, power purchase and fuel supply agreements with El Paso Merchant, our affiliate. The agreements were entered into on terms that we believe were based on market rates at the date they were negotiated. However, market rates can and do change and there is no guarantee that the rates we originally agreed to in these contracts will be indicative of market rates in the future.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash provided by our operating activities was $68.7 million for the year ended December 31, 2001, compared to $48.5 million for 2000. The increase was primarily due to an increase in cash distributions from Linden Venture due to higher revenues as a result of higher realized sales prices.

Cash from Investing Activities

     Net cash used in our investing activities was $153.0 million for the year ended December 31, 2001. Our 2001 investing activities primarily consisted of additions to property, plant and equipment in connection with the Linden 6 expansion and the purchase of an additional interest in Bayonne and Camden Ventures. The cost of the Linden 6 expansion was financed with cash flows from operations and owner capital contributions. Our expected capital expenditures for 2002 at Camden Venture and Bayonne Venture are approximately $3.0 million.

Cash from Financing Activities

     Net cash provided by our financing activities was $123.0 million for the year ended December 31, 2001. The 2001 activity includes contributions received from our members in connection with the power contract restructuring, offset by payments to retire long-term debt as part of the power contract restructuring.

Future Liquidity

     Our primary source of liquidity is cash generated in the form of operating revenues or distributions from unconsolidated affiliates arising from power sales under existing and restructured power purchase agreements less the cost of those sales and cash contributed by our members. We currently intend to restructure the contracts at our Linden and Bayonne facilities in addition to the contract restructurings that occurred at our Camden and partially at our Bayonne facilities in 2001. While we expect our future revenues to decline as a result of these power purchase agreement restructurings, we intend to reduce our debt service obligations contemporaneously such that our cash from operations will continue to be our primary source of liquidity.

     Our loan agreements require us to maintain compliance with certain financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of December 31, 2001.

     For our significant borrowing and repayment activities during 2001, see
Item 8, Financial Statements and Supplementary Data, Note 7, incorporated herein by reference.

               CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table outlines our contractual cash obligations by payment due dates.

                                                                  PAYMENTS DUE BY PERIOD
                                                        -------------------------------------------
                                                        LESS THAN                            AFTER
CONTRACTUAL CASH OBLIGATIONS                  TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
----------------------------                 --------   ---------   ---------   ---------   -------
Long-term debt, including current
  portion..................................  $  970.8     $47.2      $ 92.6      $137.7     $693.3
Operating leases(1)........................       7.6       0.6         1.2         1.2        4.6
Other long-term obligations(2).............      21.6       3.6         7.2         7.2        3.6
                                             --------     -----      ------      ------     ------
          Total contractual cash
            obligations....................  $1,000.0     $51.4      $101.0      $146.1     $701.5
                                             ========     =====      ======      ======     ======

---------------

(1) Represents the operating leases' base amount which are adjusted by the Consumer Price Index annually.

(2) Represents our management services agreement with El Paso Merchant, which does not have a definitive term and whose term is as long as El Paso Merchant provides administrative services to us. Therefore, the "After 5 Years" amount includes only one year's obligations. This table displays the base amount which is adjusted by an inflation component annually.

COMMERCIAL COMMITMENTS

     Guarantees. In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions contemplated by the Linden 6 energy services agreement, we have indemnified Linden Venture from any and all losses that may be incurred as a result of the Linden 6 expansion. El Paso Corporation, our affiliate, guaranteed our obligations under this indemnity in an aggregate amount of $15.0 million.

     Letters of Credit. Under our loan agreements and other commercial commitments, we maintain letters of credit in the amount of $64.5 million as of December 31, 2001. No amounts have been drawn under these letters of credit.

                          CRITICAL ACCOUNTING POLICIES

     The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them, and often consult with our independent accountants about the appropriate interpretation and application of these policies. Our critical accounting policies include policies governing our derivative instruments, asset impairments and accounting for reserves. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our consolidated financial statements.

  Critical Accounting Policies

     Derivative Instruments. During the normal course of business, we may enter into power purchase, fuel supply or other agreements that may qualify as derivatives under Statement of Financial Accounting

Standards (SFAS) No. 133. As a result, we are required to evaluate our contracts each period to determine whether derivative accounting is appropriate or if the "normal purchases" and "normal sales" exclusion under SFAS 133 applies. As of December 31, 2001, all of our power purchase agreements and fuel supply contracts that qualify as derivative instruments meet the normal purchase and sales exception and are, accordingly, not accounted for as derivative instruments. If these contracts did not qualify under this election, our financial statements would look significantly different with the fair value of the contracts reflected in our balance sheet and changes in the fair values from period to period in our income statement.

     Asset Impairments. The asset impairment accounting rules require us to determine if an event has occurred indicating that a long-lived asset may be impaired. In some cases, these events are clear. However, in many cases, a clearly identifiable triggering event does not occur. Rather, a series of individually insignificant events occur over a period of time leading to an indication that an asset may be impaired. We continually monitor our businesses and the market and business environments and make judgments and assessments about whether a triggering event has occurred. If an event occurs, we make an estimate of our future cash flows from these assets to determine if the asset is impaired. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, legal and regulatory issues and other factors and these variables can, and often do, differ from our estimates. These changes can have either a positive or negative impact on our estimates of impairment and can result in additional charges. In addition, further changes in the economic and business environment can impact our original and ongoing assessments of potential impairment.

     Accounting for Reserves. Our accounting for reserves policies cover a wide variety of business activities, including reserves for potentially uncollectible receivables and legal and environmental exposures. We accrue these reserves when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated. Our estimates for these liabilities are based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from our estimates, and our estimates can be, and often are, revised in the future, either negatively or positively, depending upon the outcome or expectations based on the facts surrounding each exposure.

  New Accounting Pronouncements Issued But not Yet Adopted

     Accounting for Asset Retirement Obligations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

     Accounting for the Impairment or Disposal of Long-Lived Assets.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

     Derivatives Implementation Group Issue C-16.

     In September 2001, the Derivatives Implementation Group of the FASB cleared guidance on Issue C-16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of a fuel other than electricity at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. We use fuel supply contracts such as these in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases that are not classified as derivative instruments under SFAS No. 133. This guidance becomes effective in the second quarter of 2002, and we may be required to account for these contracts under SFAS No. 133. We are currently evaluating the impact of this guidance on our financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     Our exposure to fluctuations in interest rates results from our floating rate term loan and working capital borrowings of Linden Ltd.

     The table below shows the maturity of the carrying amounts and related weighted average interest rates on our interest bearing securities, by expected maturity dates. As of December 31, 2001, the fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                           DECEMBER 31, 2001
                            --------------------------------------------------------------------------------
                                                EXPECTED MATURITY DATE OF CARRYING VALUE                        DECEMBER 31, 2000
                            --------------------------------------------------------------------------------   -------------------
                                                                                                      FAIR     CARRYING     FAIR
                             2002      2003      2004      2005      2006     THEREAFTER    TOTAL     VALUE     VALUE      VALUE
                            -------   -------   -------   -------   -------   ----------   -------   -------   --------   --------
                                                                    (DOLLARS IN MILLIONS)
LIABILITIES:
Linden Ltd. term loan,
  including current
  portion -- fixed rate
  portion.................  $  9.9    $  11.0   $  12.1   $  13.4   $  14.8    $  12.2     $  73.4   $  77.4   $   82.4   $   83.8
  Average interest
    rate..................     8.8%       8.8%      8.8%      8.8%      8.8%       8.8%
Linden Ltd. term loan,
  including current
  portion -- floating rate
  portion.................    10.1       11.4      12.7      14.2      15.9       23.1        87.4      87.4       96.5       96.5
  Average interest
    rate(1)...............     3.6%       3.6%      3.6%      3.6%      3.6%       3.6%
Subordinated note with
  affiliates, including
  current portion -- fixed
  rate....................      --         --        --       3.1       6.7      178.1       187.9     191.4      187.9      190.5
  Average interest
    rate..................                                    9.0%      9.0%       9.0%
Senior secured notes,
  including current
  portion -- fixed rate...    27.2       24.4      21.0      34.1      35.5      479.3       621.5     678.6      817.1      825.5
  Average interest
    rate..................     7.2%       7.2%      7.2%      7.2%      7.3%       7.4%
Other.....................      --         --        --        --        --        0.6         0.6       0.6         --         --
  Average interest
    rate..................                                                        10.5%

---------------

(1) The interest rates for the floating portion of the Linden Ltd. term loan are set at LIBOR plus 1.65% while the working capital portion is set at a one month commercial paper rate plus 0.55%. At December 31, 2001, the LIBOR plus 1.65% was 3.6% and the commercial paper rate plus 0.55% was 2.5%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF EAST COAST POWER L.L.C.
  Report of Independent Accountants.........................    15
  Report of Independent Public Accountants..................    16
  Consolidated Statements of Operations.....................    17
  Consolidated Balance Sheets...............................    18
  Consolidated Statements of Cash Flows.....................    19
  Consolidated Statements of Members' Capital...............    20
  Notes to Consolidated Financial Statements................    21
FINANCIAL STATEMENTS OF COGEN TECHNOLOGIES LINDEN VENTURE,
  L.P.
  Report of Independent Accountants.........................    38
  Report of Independent Public Accountants..................    39
  Statements of Operations..................................    40
  Balance Sheets............................................    41
  Statements of Cash Flows..................................    42
  Statements of Partners' Capital...........................    43
  Notes to Financial Statements.............................    44

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of East Coast Power L.L.C.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of East Coast Power L.L.C. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and for the period from inception (February 4, 1999) to December 31, 1999 were audited by other independent accountants whose report dated March 15, 2001 expressed an unqualified opinion on those statements.

     As discussed in Notes 2 and 8, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To East Coast Power L.L.C.:

     We have audited the accompanying consolidated balance sheets of East Coast Power L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 2000 and for the period from February 4, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Coast Power L.L.C. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period from February 4, 1999 to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2001

                            EAST COAST POWER L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                                        PERIOD FROM
                                                                                         INCEPTION
                                               YEAR ENDED          YEAR ENDED        (FEBRUARY 4, 1999)
                                            DECEMBER 31, 2001   DECEMBER 31, 2000   TO DECEMBER 31, 1999
                                            -----------------   -----------------   --------------------
Operating revenues
  Electricity sales......................        $103.1              $   --                $   --
  Steam sales............................           4.5                  --                    --
                                                 ------              ------                ------
                                                  107.6                  --                    --
                                                 ------              ------                ------
Operating expenses
  Fuel...................................          46.8                  --                    --
  Operation and maintenance..............          12.0                  --                    --
  Depreciation and amortization..........          21.0                  --                    --
  Asset impairment charges...............          67.3                  --                    --
  General and administrative.............           7.3                 9.5                  11.2
                                                 ------              ------                ------
                                                  154.4                 9.5                  11.2
                                                 ------              ------                ------
Operating loss...........................         (46.8)               (9.5)                (11.2)
Other (income) expense
  Earnings from unconsolidated
     affiliates..........................         (89.9)              (65.7)                (59.7)
  Interest and other income..............          (2.8)               (1.8)                (11.0)
  Interest and debt expense, net.........          90.8                91.3                  88.5
                                                 ------              ------                ------
                                                   (1.9)               23.8                  17.8
                                                 ------              ------                ------
Net loss before extraordinary items......         (44.9)              (33.3)                (29.0)
Extraordinary items......................         (23.9)                 --                    --
                                                 ------              ------                ------
Net loss.................................        $(68.8)             $(33.3)               $(29.0)
                                                 ======              ======                ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $   43.0   $    4.3
  Restricted cash...........................................      12.3       12.7
  Accounts receivable, net of allowance of $2.9 million at
     December 31, 2001......................................      28.3         --
  Accounts receivable, affiliate............................       1.9         --
  Inventory.................................................      12.6         --
  Other current assets......................................       0.8        0.6
                                                              --------   --------
          Total current assets..............................      98.9       17.6
                                                              --------   --------
Investments in unconsolidated affiliates....................     745.6    1,136.5
Property, plant and equipment, at cost
  Property, plant and equipment.............................     276.2        0.5
  Construction in progress..................................     110.8       72.9
                                                              --------   --------
                                                                 387.0       73.4
  Less accumulated depreciation.............................     187.7        0.2
                                                              --------   --------
          Total property, plant and equipment, net..........     199.3       73.2
                                                              --------   --------
Other assets
  Intangible assets, net....................................     120.5         --
  Other.....................................................       9.0       12.5
                                                              --------   --------
                                                                 129.5       12.5
                                                              --------   --------
          Total assets......................................  $1,173.3   $1,239.8
                                                              ========   ========

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable..........................................  $    6.0   $    0.2
  Accounts payable, affiliate...............................      16.4       14.9
  Current maturities of long-term debt......................      47.2       37.7
  Accrued liabilities.......................................       5.5        2.2
  Interest payable..........................................       2.9        3.4
                                                              --------   --------
          Total current liabilities.........................      78.0       58.4
Long-term debt, less current maturities.....................     923.6    1,146.2
Commitments and contingencies

Members' capital
  Preferred.................................................      (0.3)        --
  Common....................................................     172.0         --
  Class A...................................................        --       35.2
                                                              --------   --------
          Total members' capital............................     171.7       35.2
                                                              --------   --------
          Total liabilities and members' capital............  $1,173.3   $1,239.8
                                                              ========   ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                         PERIOD FROM
                                                                                                          INCEPTION
                                                               YEAR ENDED          YEAR ENDED       (FEBRUARY 4, 1999) TO
                                                            DECEMBER 31, 2001   DECEMBER 31, 2000     DECEMBER 31, 1999
                                                            -----------------   -----------------   ---------------------
Cash flows from operating activities
  Net loss................................................       $ (68.8)            $(33.3)              $   (29.0)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Distributed earnings from unconsolidated affiliates
      Earnings from unconsolidated affiliates.............         (89.9)             (65.7)                  (59.7)
      Distributions from unconsolidated affiliates........         142.1              150.3                   117.2
    Depreciation and amortization.........................          21.0                 --                      --
    Amortization of deferred financing costs and debt
      premium, net........................................           3.0                0.4                     6.0
    Asset impairment charges..............................          67.3                 --                      --
    Net gain on the sale of assets........................          (2.0)                --                      --
    Extraordinary loss of unconsolidated affiliate........          10.1                 --                      --
  Working capital changes, net of effects of acquisitions
    and non-cash transactions
    Accounts receivable...................................         (11.8)                --                     8.6
    Accounts receivable, affiliate........................          (1.7)                --                      --
    Accounts payable, affiliate...........................           8.5               (0.2)                    3.2
    Interest payable......................................          (2.4)                --                     0.4
    Net change in other assets and liabilities............          (6.7)              (3.0)                    2.2
                                                                 -------             ------               ---------
Net cash provided by operating activities.................          68.7               48.5                    48.9
                                                                 -------             ------               ---------

Cash flows from investing activities
  Capital contribution to Camden Venture..................        (101.6)                --                      --
  Cash paid for additional interest in Bayonne Venture
    (net of cash acquired of $7.9)........................         (16.1)              (1.3)                     --
  Cash acquired through the consolidation of Camden
    Venture...............................................           7.7                 --                      --
  Acquisition of acquired entities (net of cash acquired
    of $17.7).............................................            --                 --                (1,070.7)
  Additions to construction in progress...................         (37.9)             (56.1)                  (16.8)
  Change in accounts payable, affiliates relating to
    construction..........................................          (7.2)              11.9                      --
  Advances under the short-term loan to unconsolidated
    affiliates............................................          (8.0)                --                      --
  Payments on the short-term loan to unconsolidated
    affiliates............................................           8.0                 --                      --
  Proceeds from the sale of assets........................           2.1                 --                      --
                                                                 -------             ------               ---------
Net cash used in investing activities.....................        (153.0)             (45.5)               (1,087.5)
                                                                 -------             ------               ---------

Cash flows from financing activities
  Contributions received from members.....................         439.0               42.8                   105.0
  Principal payments on long-term debt....................        (316.4)             (28.4)                 (927.2)
  Short-term borrowings (repayments) under subordinated
    credit facility.......................................            --              (16.0)                   16.0
  Debt issuance costs.....................................            --               (0.3)                  (20.0)
  Long-term borrowings under bridge loan..................            --                 --                   831.0
  Long-term borrowings under subordinated note with
    affiliates............................................            --                 --                   250.0
  Long-term borrowings under senior secured notes.........            --                 --                   850.0
  Distributions paid......................................            --                 --                   (50.3)
  Change in restricted cash...............................           0.4                 --                   (12.7)
                                                                 -------             ------               ---------
Net cash provided by (used in) financing activities.......         123.0               (1.9)                1,041.8
                                                                 -------             ------               ---------

Increase in cash and cash equivalents.....................          38.7                1.1                     3.2
Cash and cash equivalents
  Beginning of period.....................................           4.3                3.2                      --
                                                                 -------             ------               ---------
  End of period...........................................       $  43.0             $  4.3               $     3.2
                                                                 =======             ======               =========

Cash paid for interest, net of amount capitalized.........       $  86.9             $ 90.9               $    88.9
                                                                 =======             ======               =========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
                                 (IN MILLIONS)

                                                 COMMON    PREFERRED   CLASS A   CLASS B    TOTAL
                                                 -------   ---------   -------   -------   -------
February 4, 1999...............................  $    --     $  --     $   --    $   --    $    --
  Contributions................................       --        --       80.0      25.0      105.0
  Distributions................................       --        --      (25.3)    (25.0)     (50.3)
  Net loss.....................................       --        --      (29.0)       --      (29.0)
                                                 -------     -----     ------    ------    -------
December 31, 1999..............................       --        --       25.7        --       25.7
  Contributions................................       --        --       42.8        --       42.8
  Net loss.....................................       --        --      (33.3)       --      (33.3)
                                                 -------     -----     ------    ------    -------
December 31, 2000..............................       --        --       35.2        --       35.2
  Contributions................................    416.3        --       22.7        --      439.0
  Distribution of power purchase agreements....   (233.7)       --         --        --     (233.7)
  Conversion of class A interests..............     56.3        --      (56.3)       --         --
  Net loss.....................................    (66.9)     (0.3)      (1.6)       --      (68.8)
                                                 -------     -----     ------    ------    -------
December 31, 2001..............................  $ 172.0     $(0.3)    $   --    $   --    $ 171.7
                                                 =======     =====     ======    ======    =======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF OPERATIONS

     We are a Delaware limited liability company formed in December 1998. We are owned by three members: Mesquite Investors, L.L.C. directly owns 98.01 percent of the membership interests in us; Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns 0.99 percent of the membership interests in us; and East Coast Power Holding Company, L.L.C., which is indirectly owned by Enron Corporation, owns a 1 percent non-voting preferred membership interest in us. Mesquite Investors obtained its ownership in us through a series of transactions consummated in 1999 and 2001.

     Since the rating on the senior subordinated notes at the time Mesquite Investors and its subsidiary became the owners of common membership interests in us with a combined 99 percent sharing ratio was at least as high as the rating of the notes on the issue date and the ratings agencies confirmed that a rating downgrade would not result, a change of control, as defined in the indenture, did not result when Mesquite Investors and its subsidiaries became our owners.

     Our sole business is the ownership, operation and potential expansion of the three power generation facilities that we acquired in February 1999 which are located in Linden, Camden and Bayonne, New Jersey. We also have a facility that was under construction in Linden. We had no assets or liabilities and conducted no operations prior to February 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions between the consolidated entities have been eliminated. The prior period financial statements also include reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our reported net loss or members' capital.

     Our investment in Linden Venture is recorded net of excess cost amortization and is accounted for using the equity method of accounting for all reporting periods since we have significant influence over, but do not control, the venture's operations. Our investments in the Camden and Bayonne Ventures were accounted for under the equity method for the periods ended December 31, 2000 and 1999. We acquired all of the interests in these ventures in 2001, and therefore, the accounts and results of operations of Camden Venture and Bayonne Venture have been consolidated in our financial statements since the acquisition dates.

  Cash and Cash Equivalents

     We consider short-term investments with original maturities of three months or less to be cash equivalents.

  Restricted Cash

     At December 31, 2001, $12.3 million and, at December 31, 2000, $12.7 million of our cash was restricted either to service the debt of Cogen Technologies Linden Ltd., Linden Venture's managing general partner and our wholly-owned subsidiary or, if necessary, to make working capital loans to Linden Venture.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities that exist at the date of the consolidated financial statements. Actual results may differ from those estimates.

                            EAST COAST POWER L.L.C.

 Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

 Inventory

     Inventory consists of spare parts and kerosene and is valued at the lower of cost or market. The cost of operational spares and kerosene is determined using the average cost method.

  Property, Plant and Equipment

     Our property, plant and equipment is stated at the historical cost of the assets. Historical costs include all direct costs of the facility, as well as indirect charges, including capitalized interest costs on debt. Betterments of major units of property are capitalized, while replacements or additional minor units of property are expensed. Depreciation on our plant, plant improvements and capital spares is computed using the straight-line method based on an estimated useful life of 30 years and an estimated 10 percent salvage value. Furniture and equipment is depreciated over 5 years with no assumed salvage value. We believe that the use of the straight-line method is adequate to allocate the costs of the properties over their estimated useful lives.

     We evaluate the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Major Maintenance

     Our major maintenance costs are expensed as incurred. We schedule systematic planned outages for major plant overhauls in advance over the remaining estimated life of the facility. These outages vary in complexity and duration. As a result, the expenses incurred may vary significantly from year to year.

  Debt Premium

     Our subsidiary, Linden Ltd., has long-term debt that is recorded at a premium. The premium is a result of the debt being adjusted to fair value due to our acquisition of Linden, Ltd. in February 1999 and is being amortized using the effective interest method over the term of the debt. Amortization of the debt premium was approximately $0.7 million during 2001, $0.8 million during 2000, and $0.6 million during 1999.

  Revenue Recognition

     We recognize revenue when we deliver energy and provide capacity. Revenue is based on the quantity of capacity provided and energy delivered at rates specified under contractual terms.

  Intangible Assets

     Our intangible assets represent the value that was assigned to our power purchase agreement at Bayonne Venture with Jersey Central Power as a result of our acquisition of the outstanding partnership interest at Bayonne Venture. The intangible assets are amortized ratably as we recognize revenue under the power purchase agreement. During 2001, we recognized $18.4 million of amortization of our intangible assets. We evaluate the impairment of the intangible assets in accordance with SFAS No. 121. Under this methodology, when an event occurs that suggests that an impairment may have occurred, we evaluate the undiscounted net cash flows of the asset to which the intangible assets relates. If these cash flows are not sufficient to recover the

                            EAST COAST POWER L.L.C.

value of the asset, these cash flows are discounted at a risk-adjusted rate with any difference recorded as a charge to income.

  Income Taxes

     As limited liability companies and partnerships, we are not subject to state or federal income taxes. Such taxes accrue to our members and, accordingly, they have not been recognized in our consolidated financial statements.

  Environmental Costs

     We may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the balance sheet at their undiscounted amounts. As of December 31, 2001 and 2000, no known material environmental liabilities exist.

  Derivative Instruments

     Effective January 1, 2001, we began recording all derivative instruments at their fair value under the provisions of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

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

     Prior to January 1, 2001, we accounted for our derivatives using hedge accounting only if the derivative reduced the risk of the underlying hedged item, was designated as a hedge at its inception, and was expected to result in financial impacts which were inversely correlated to those of the items being hedged. When the correlation ceased to exist, we terminated hedge accounting and mark to market accounting was applied. As the hedged item liquidated, the settlement of the derivative was recognized as an increase or decrease to the income classification of the item being hedged.

  New Accounting Pronouncements Not Yet Adopted

     Accounting for Asset Retirement Obligations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

                            EAST COAST POWER L.L.C.

     Accounting for the Impairment or Disposal of Long-Lived Assets.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

     Derivatives Implementation Group Issue C-16.

     In September 2001, the Derivatives Implementation Group of the FASB cleared guidance on Issue C-16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of a fuel other than electricity at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. We use fuel supply contracts such as these in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases that are not classified as derivative instruments under SFAS No. 133. This guidance becomes effective in the second quarter of 2002, and we may be required to account for these contracts as derivative instruments under SFAS No. 133. We are currently evaluating the impact of this guidance.

(3) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table reflects our investments in unconsolidated affiliates as of December 31, 2001 and 2000 (in millions):

                                                               2001      2000
                                                              ------   --------
Linden Venture..............................................  $745.6   $  778.2
Camden Venture(1)...........................................      --      179.4
Bayonne Venture(2)..........................................      --      178.9
                                                              ------   --------
          Total.............................................  $745.6   $1,136.5
                                                              ======   ========

---------------

(1) In November 2001, we acquired the remaining interest and began consolidating the venture.

(2) In March 2001, we acquired the remaining 7.875 percent partnership interest and began consolidating the venture.

     Our earnings (loss) from unconsolidated affiliates (net of excess cost amortization) for 2001, 2000 and 1999 were as follows (in millions):

                                                              2001    2000    1999
                                                              -----   -----   -----
Linden Venture..............................................  $84.6   $59.3   $44.3
Camden Venture..............................................    8.9     5.0    (0.7)
Bayonne Venture.............................................   (3.6)    1.4    16.1
                                                              -----   -----   -----
          Total.............................................  $89.9   $65.7   $59.7
                                                              =====   =====   =====

     Included in our investment balance is unamortized excess cost over our share of underlying venture capital totaling $674.2 million as of December 31, 2001, $1,046.7 million as of December 31, 2000 and $1,125.5 million as of December 31, 1999. These excess costs arose as a result of our acquisition of these ventures in February 1999, and are being amortized using the straight line method over the life of each venture's power purchase agreement. Amortization of these amounts was $60.2 million for the year ended

                            EAST COAST POWER L.L.C.

December 31, 2001, $78.8 million for the year ended December 31, 2000 and for the period from inception to December 31, 1999, it was $72.3 million.

     The following table presents summary balance sheet and income statement information for our unconsolidated affiliates as of and for each of the periods ended December 31 (in millions):

                                                              2001(1)    2000
                                                              -------   ------
BALANCE SHEET DATA
  Assets
     Current assets.........................................  $ 66.9    $138.7
     Plant and equipment, net...............................   372.3     545.6
                                                              ------    ------
                                                              $439.2    $684.3
                                                              ======    ======
  Liabilities and Partners' capital
     Current liabilities....................................  $ 26.4    $ 86.4
     Long-term debt.........................................      --     119.6
     Partners' capital......................................   412.8     478.3
                                                              ------    ------
                                                              $439.2    $684.3
                                                              ======    ======

                                                          2001(1)    2000      1999
                                                          -------   -------   -------
INCOME STATEMENT DATA
  Operating revenues....................................  $ 536.7   $ 591.5   $ 416.1
  Operating expenses....................................   (343.7)   (400.0)   (246.8)
                                                          -------   -------   -------
  Income from operations................................    193.0     191.5     169.3
  Other expense.........................................     (5.8)    (11.8)     (6.3)
                                                          -------   -------   -------
  Income before extraordinary items.....................    187.2     179.7     163.0
  Extraordinary items...................................    (10.1)       --        --
                                                          -------   -------   -------
  Net income............................................  $ 177.1   $ 179.7   $ 163.0
                                                          =======   =======   =======

---------------

(1) In March 2001 and November 2001, we acquired the remaining interests in Bayonne and Camden Venture, respectively. As a result of these acquisitions, we began consolidating the results of Bayonne and Camden in our consolidated financial statements.

     The preceding financial data is shown at historical cost and does not reflect any of the excess, or amortization of, purchase price we paid when we acquired these ventures.

     Our unconsolidated affiliates distribute cash and allocate income to us according to the terms of their individual partnership agreements. During the years ended December 31, 2001 and 2000, distributions from our unconsolidated affiliates were $142.1 million and $150.3 million and for the period from inception (February 4, 1999) to December 31, 1999 total distributions were $117.2 million.

(4) INVENTORY

     Our inventory reported on our balance sheet as of December 31, 2001 is as follows (in millions):

                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Spare parts.................................................     $10.5
Kerosene....................................................       2.1
                                                                 -----
                                                                 $12.6
                                                                 =====

                            EAST COAST POWER L.L.C.

(5) BAYONNE AND CAMDEN ACQUISITIONS AND RESTRUCTURINGS

  Acquisitions

     In March 2001, we acquired the remaining 7.875 percent partnership interests in Bayonne Venture from unaffiliated parties for $24.0 million in cash. As a result, we are the sole owner of Bayonne Venture, whose financial statements were consolidated beginning March 13, 2001. We financed these acquisitions primarily through cash contributions from Mesquite Investors and Bonneville Pacific.

     In November 2001, we contributed $101.6 million to Camden Venture and Camden Venture redeemed its remaining partnership interests from an unaffiliated party for $71.7 million in cash and paid $29.9 million to retire its debt. Through this transaction, we effectively acquired the remaining interests in Camden Venture and, as a result, we began consolidating Camden Venture from the acquisition date, December 1, 2001.

     Had all the transactions to acquire the remaining partnership interests in the ventures been effective as of January 1, (or February 4 for the 1999 period) the proforma revenue and net loss for the periods ended December 31 would have been (in millions):

                                                         PERIOD ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                                           PERIOD FROM
                                                                            INCEPTION
                                                                        (FEBRUARY 4, 1999)
                                                  2001         2000    TO DECEMBER 31, 1999
                                                 ------       ------   --------------------
Revenues.......................................  $314.2       $266.8          $206.3
Extraordinary items............................   (23.9)          --              --
Net loss.......................................   (66.1)       (30.1)          (29.7)

     These acquisitions were accounted for as purchases and the purchase price was assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. The following is summary information related to the acquisitions (in millions).

Fair value of assets acquired...............................  $ 242.3
Fair value of liabilities assumed...........................   (116.7)
                                                              -------
Cash paid...................................................    125.6
Less cash acquired..........................................    (15.6)
                                                              -------
Net purchase price..........................................  $ 110.0
                                                              =======

  Restructuring of Camden and Bayonne Power Purchase Agreements

     On May 23, 2001, we reached an agreement to restructure the long-term power purchase agreements with Public Service Electric at our Camden Venture and Bayonne Venture. On July 19, 2001, the New Jersey Board approved the restructurings, and we received written approval on July 27, 2001. This order became final and non-appealable on September 11, 2001 and the restructuring was completed on December 12, 2001.

     In the restructuring, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific Corporation and Mesquite Investors, L.L.C. In addition, our Camden Venture and Bayonne Venture facilities were released from their obligations under their power purchase agreements with Public Service Electric. Camden Venture began operations under an agreement with El Paso Merchant on December 13, 2001. Additionally, Bayonne Venture began operations under an agreement with El Paso Merchant on December 13, 2001 for approximately 24 percent of the electric energy produced by the Bayonne facility that had been purchased by Public Service Electric. As a result of our power purchase agreement restructurings and the changes in the operations of these ventures following restructuring, we reevaluated the carrying amount of our plant assets and recorded an impairment charge of $62.8 million on our

                            EAST COAST POWER L.L.C.

Camden facility and $4.5 million on our Bayonne facility to report these assets at their estimated fair values. These charges are reflected in our consolidated statement of operations as a component of operating expenses. The estimated fair value of our plants are based on sales data on similar plants adjusted for liquidity in the marketplace and locational differences.

     In conjunction with the restructurings, we retired $44.7 million of Camden Venture debt and $55.1 million of Bayonne Venture debt. We also incurred extraordinary costs of $13.8 million at Bayonne Venture and our unconsolidated affiliate Camden Venture incurred extraordinary costs of $10.1 million related to the early extinguishment of debt. These costs have been reported as extraordinary items in our statement of operations.

     The restructurings constituted a power contract buyout under the indenture executed in connection with our notes (see Note 7). We received confirmation from the ratings agencies that the restructurings did not cause a rating downgrade provided that we redeem a portion of our notes. Consequently, we executed a mandatory redemption of $176.4 million of our notes. On November 9, 2001, we provided a notice of redemption to the trustee and the redemption was completed on December 12, 2001.

(6) INTERIM OPERATING AGREEMENTS

  Camden

     During 2000, Camden Venture entered into an interim operating agreement with Public Service Electric. Under this agreement, Camden Venture agreed to shut down the facility from November 1, 2000 through May 31, 2001 to allow Public Service Electric to resell the gas otherwise provided to the facility under the gas service agreement. In return, Camden Venture realized an energy and capacity payment equal to 149 megawatts per hour, every hour, for the term of the agreement plus 50 percent of the savings realized by Public Service Electric in this transaction. Revenues, as a result of the interim operating agreements, were approximately $1.7 million from November 1, 2000 to December 31, 2000 and $2.9 million from January 1, 2001 through May 31, 2001.

  Bayonne

     In January 2001, Bayonne Venture entered into interim operating agreements with Public Service Electric and Jersey Central Power to reduce its electricity amounts generated. Under these agreements, Public Service Electric agreed to accept 100 percent of the electricity generated (up to approximately 45 megawatts). The term of the interim operating agreement was from January 21, 2001 through May 31, 2001. As an incentive to enter into this agreement, Public Service Electric agreed to accept payment of $1.8 million. In addition, Public Service Electric agreed to waive any variable demand-wheeling charges (approximately $40,000 per month) it would have otherwise collected from Bayonne Venture to wheel electricity to Jersey Central Power. Jersey Central Power, in its interim operating agreement, agreed not to accept any generation from Bayonne Venture in return for a 5 percent discount off future power purchase agreement rates. Bayonne Venture rebated Jersey Central Power for the value of the power it would have otherwise provided (125 megawatts) at wholesale market rates known as day-ahead location marginal pricing in the Pennsylvania Jersey Maryland system. In order to manage this price risk, Bayonne Venture also entered into an electricity price swap agreement with El Paso Merchant to receive a floating electricity rate, which was derived from the power purchase agreement, and pay a fixed rate which settled monthly. The electricity price swap expired on May 31, 2001, and Bayonne Venture recognized a $1.4 million loss from the swap. Revenues, as a result of the interim operating agreement, were approximately $31.6 million in 2001.

                            EAST COAST POWER L.L.C.

(7) DEBT AND FINANCING TRANSACTIONS

     Debt at December 31 consisted of the following (in millions of dollars):

                                                               2001      2000
                                                              ------   --------
Long-term debt
  Senior secured notes......................................  $621.5   $  817.1
  Subordinated note with affiliates.........................   187.9      187.9
  Linden Ltd. term loan.....................................   160.8      178.9
  Bayonne equipment loan....................................     0.6         --
                                                              ------   --------
                                                               970.8    1,183.9
  Less current maturities...................................    47.2       37.7
                                                              ------   --------
  Long-term debt, less current maturities...................  $923.6   $1,146.2
                                                              ======   ========

     The following are aggregate maturities of the principal amounts of our debt for the next five years and in total thereafter:

                                                              (IN MILLIONS)
2002........................................................     $ 47.2
2003........................................................       46.8
2004........................................................       45.8
2005........................................................       64.8
2006........................................................       72.9
Thereafter..................................................      693.3
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $970.8
                                                                 ======

  Senior Secured Notes

     Our senior secured notes consist of three tranches as follows: $296.0 million of 6.737% notes due 2008, $236.0 million of 7.066% notes due 2012 and $318.0 million of 7.536% notes due 2017. The 2008 notes are repayable beginning on June 30, 1999 with the final payment due March 31, 2008. The 2012 notes are repayable beginning on March 31, 2008 with the final payment due March 31, 2012. The 2017 notes are repayable beginning on March 31, 2012 with the final payment due June 30, 2017. Interest on the notes is payable quarterly.

     The notes are senior secured obligations which rank senior to all existing and future subordinated indebtedness; rank pari passu in right of payment with all existing and future senior secured indebtedness; and are structurally subordinated to all indebtedness and other liabilities, including trade payables, of our subsidiaries and to the distribution rights of minority partners in the ventures. The notes are collateralized by the pledge by our owners of their interest in us and the pledge by us of our ownership interests in the facilities.

     The notes may be redeemed at any time at a redemption price that includes a make-whole premium based on comparable treasury securities plus 50 basis points. The notes are mandatorily redeemable at prices specified in the indenture upon the occurrence of certain events, including certain loss events or, power contract buyouts. The notes may be redeemed upon a change in control of our company. In addition, the terms of the notes limit our ability to pay dividends, incur additional indebtedness, make payments on subordinated debt and make certain other restricted payments. The terms of the notes also require us to maintain compliance with certain financial covenants, which we believe we currently meet.

  Subordinated Note with Affiliates

     We have a subordinated note payable with affiliates totaling $250.0 million. On April 20, 1999 we repaid $62.1 million of the principal amount of the subordinated note with a portion of the proceeds from the sale of

                            EAST COAST POWER L.L.C.

the senior secured notes. The prepayment reduced the required principal payments on a pro rata basis. Amounts outstanding under the subordinated note bear interest at 9% per annum and interest is payable quarterly. The principal amount is repayable in 32 installments of varying amounts beginning March 31, 2008, with the final payment due on December 31, 2015. The subordinated note is subordinated to the senior secured notes.

     The subordinated note contains provisions that allow the lenders to assign all or a portion of their interest in the loan to third parties. In the event of such an assignment the lenders may, in consultation with us, adjust the interest rate and term and other terms and provisions of the agreement, other than the aggregate principal amount of the loan, to achieve an assignment, which is satisfactory to the lenders. The subordinated note also contains provisions that, among other things, may limit our ability to make distributions to our members. We believe we are in compliance with the terms and conditions of the note.

  Linden Ltd. Term Loan

     Our subsidiary, Linden Ltd., has a $250.0 million term loan with General Electric Capital Corporation which matures in September 2007. At December 31, 2001, $158.7 million was outstanding under the Linden Ltd. term loan comprised of a fixed rate portion ($71.2 million), a floating rate portion ($77.4 million) and a working capital portion ($10.0 million). Under the terms of the Linden Ltd. term loan, the fixed rate portion bears interest at 8.80%, the floating rate portion bears interest at the London Interbank Offered Rate plus 1.65% and the working capital portion bears interest at a one month financial commercial paper rate plus 0.55%. The premium balance of approximately $2.1 million is being amortized using the effective interest method resulting in an effective interest rate of 6.61% at December 31, 2001 and 7.80% at December 31, 2000. Principal and interest payments are made quarterly. Borrowings under the agreement are collateralized by Linden Ltd.'s interest in Linden Venture. The agreement limits or prohibits, among other things, the ability of Linden Ltd. to incur additional indebtedness, pay distributions, make investments, engage in additional transactions with affiliates, create liens, sell assets and engage in acquisitions, mergers and consolidations. We believe we are in compliance with the terms and conditions of this loan agreement.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, we adopted the provisions of SFAS No. 133 and recorded a cumulative effect transition adjustment of $0.1 million in other comprehensive income. The initial charge was related to an interest rate swap on the Camden Venture.

     Camden Venture entered into an interest rate swap to effectively hedge $81.6 million of debt at a fixed rate of 5.945%. The swap was designated as a cash flow hedge. During 2001, the unrealized loss on the swap increased by $2.2 million. In November 2001 we terminated the swap and paid $2.3 million to General Electric Capital. This realized loss was reported as interest expense.

(9) RELATED PARTY TRANSACTIONS

     Effective as of April 1, 2001, we entered into the administrative and gas services support agreement with El Paso Merchant to provide gas management, administrative, accounting and finance services to us. The administrative and gas services support agreement originally provides for an annual fee of $3.6 million adjusted annually for increases in the Consumer Price Index and is renewed annually.

     During the year ended December 31, 2001, Linden Venture sold inventory to related parties for approximately $0.6 million and purchased inventory from related parties for approximately $0.6 million. Linden Venture did not recognize any gains or losses on these transactions. Additionally, during the year ended December 31, 1999, Linden Venture sold inventory to related parties for approximately $0.8 million and recognized a gain of $0.3 million on those sales.

                            EAST COAST POWER L.L.C.

     During the year ended December 31, 2001, Camden Venture sold inventory to related parties for approximately $0.6 million and purchased inventory from related parties for approximately $0.6 million. Camden Venture did not recognize any gains or losses on these transactions. Additionally, during the years ended December 31, 2000 and 1999, Camden Venture sold inventory to related parties for approximately $0.4 million and $0.3 million, respectively, and recognized a gain of $0.1 million and $0.3 million, respectively, on those sales.

     El Paso Corporation, an affiliate, has also provided several letters of credit for our benefit. In connection with the acquisition on February 4, 1999 and at the request of an affiliate, Bank of America issued two letters of credit on behalf of us: (i) a $22.25 million letter of credit issued to the lenders under the Linden Ltd. term loan which collateralizes the obligations under that loan; and (ii) a $4.3 million letter of credit issued to Public Service Electric which collateralizes certain obligations pursuant to Bayonne Venture's power purchase agreement. In connection with the restructuring at Bayonne Venture, the $4.3 million letter of credit has been terminated.

     See Note 10 for additional related party transactions.

(10) COMMITMENTS AND CONTINGENCIES

  Linden 6 Expansion Project

     During February 2000, we entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which we are required to construct, own and operate the Linden expansion facility, a 172 megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture.

     We were required to pay Tosco liquidated damages if the Linden 6 expansion was not in service by January 27, 2002 which date was extended from January 23, 2002 by virtue of excusable delays. Our engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron, provided for liquidated damages in the event the completion of the expansion did not occur by late October 2001. Completion of the facility was delayed. The Linden 6 expansion began commercial operations on January 25, 2002. Due to the Enron bankruptcy, the engineering, procurement and construction contract was amended to allow us to pay National Energy Production subcontractors directly, and we are precluded from collecting liquidated damages from National Energy Production until the earlier of their bankruptcy or April 30, 2002. We have fully reserved the $2.2 million receivable from National Energy Production related to the completion delay of the facility.

     Total expenditures for the Linden expansion were recorded as construction in progress on our balance sheet and were $110.8 million as of December 31, 2001 and $72.9 million as of December 31, 2000. As part of the construction costs, we capitalized interest of $9.4 million as of December 31, 2001 and $3.5 million as of December 31, 2000.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions contemplated by the energy services agreement, we have indemnified Linden Venture from any and all losses that may be incurred as a result of the Linden 6 expansion. El Paso Corporation, our affiliate, guaranteed our obligations under this indemnity in an aggregate amount of $15.0 million.

  Commitments

     Prior to the extinguishment of debt at Bayonne Venture and Camden Venture, all of our property, rights, titles and interest were pledged as collateral for the term loan and certain obligations under the power purchase agreements with Public Service Electric. These commitments no longer exist as of December 2001 effective upon the extinguishment of debt.

                            EAST COAST POWER L.L.C.

  Standby Letters of Credit

     General Electric Capital had provided a letter of credit under the power purchase agreement for us to collateralize certain obligations under the first tranche of the term loan. The letter of credit was canceled as a result of the Camden Venture power purchase agreement restructuring.

     A bank provided a $4.3 million letter of credit for Bayonne Venture to collateralize certain obligations with Public Service Electric. No amounts were drawn under the letter of credit and in connection with the restructuring at Bayonne (see Note 5), the letter of credit has been terminated.

     Under our loan agreements and other commercial commitments, we maintain letters of credit in the amount of $64.5 million as of December 31, 2001. No amounts have been drawn under these letters of credit.

  Operations and Maintenance Agreement -- Camden Venture

     In 1997, Camden Venture entered into an operations and maintenance agreement with General Electric to operate and maintain the facility. This agreement has a twelve-year term expiring in 2009. The agreement provides for all operations and maintenance for the facility at direct cost plus a minimum fee of approximately $16,000 per month and the payment of bonuses if certain operating targets are met, both of which are escalated by the Consumer Price Index. Operation and maintenance expenses recognized pursuant to the terms of this agreement were approximately $2.5 million in 2001, 2000 and 1999. Included in such amounts are bonuses paid under the terms of the agreement of $0.2 million for the year ended December 31, 2001 and $0.1 million for the years ended December 31, 2000 and 1999.

  Power Purchase Agreement -- Camden Venture

     Camden Venture's electrical capacity was sold to Public Service Electric pursuant to a 20-year power purchase agreement, which was to expire in March 2013. The agreement provided for payments to Camden Venture consisting of a capacity payment during "on peak" months plus an energy payment, which included a fixed component plus factors for inflation and fuel costs. On December 12, 2001, Camden Venture distributed the power purchase agreement with Public Service Electric to us. This distribution was done in connection with the power purchase agreement restructuring in which Camden Venture's facility was released from its obligations under the power purchase agreement with Public Service Electric. Effective December 13, 2001, Camden Venture qualified as an exempt wholesale generator under the Energy Policy Act of 1992, rather than a qualifying facility under the Public Utility Regulatory Policies Act of 1978.

     The new Camden Venture power purchase agreement with El Paso Merchant is effective December 13, 2001 through March 5, 2013. Under the agreement, Camden Venture provides El Paso Merchant (at Merchant Energy's option) with all energy produced by the facility. The quantity of such energy is approximately 125 MW of energy per hour during the months of June through September (the Summer Period); approximately 130 MW of energy per hour during the months of October through May (the Winter Period), (collectively Primary Energy); and during any month of the year, approximately 20 MW of additional energy per hour (Peaking Energy) will be available to be scheduled. The agreement provides for payments for three components: (1) a monthly reservation fee equal to the product of (a) $6,900/MW which escalates by 1.25 percent annually and (b) 145 MW during the Summer Period or 150 MW during the Winter Period, as applicable; (2) an energy component for each MWh of Primary Energy, an amount equal to the sum of (a) the product of (i) the Gas Daily midpoint price plus $.02 per MMBtu for the day during which the Primary Energy was delivered and (ii) a heat rate conversion factor of 8.7 (MMBtu/MWh) during the Summer Period or 8.2 (MMBtu/MWh) during the Winter Period, as applicable, and (b) $2.60 per MWh which escalates by 4.0 percent annually and, for each MWh of Peaking Energy, an amount equal to the sum of (i) the product of (x) the Gas Daily midpoint price plus $.02 per MMBtu for the day during which the Peaking Energy was delivered and (y) a heat rate conversion factor of 12.0 (MMBtu/MWh) and (ii) $1.20

                            EAST COAST POWER L.L.C.

per MWh which escalates by 2.5 percent annually and (3) a start up cost component equal to the sum of (a) the product of (i) 1,800 MMBtus and (ii) the Gas Daily midpoint price per MMBtu for such day plus $.02 per MMBtu and (b) $6,000.00 which escalates by 4.0 percent annually. Total electricity revenues under this agreement for the years ended December 31, 2001, 2000, and 1999 are $102.6 million, $94.7 million and $73.4 million, respectively.

     The power purchase agreements qualify for the "normal sales" exclusion under SFAS No. 133 and, accordingly, are not accounted for as derivative instruments. We evaluate the agreements on an annual basis to verify that the exclusion continues to apply.

  Gas Services Agreement -- Camden Venture

     Camden Venture had contracted with Public Service Electric for delivery of our natural gas supply from the Gulf Coast to our facility through March 2013. This agreement expired on December 12, 2001 as a result of our power purchase agreement restructuring. Post restructuring, Camden Venture has a gas services agreement with Public Service Electric which requires Public Service Electric to provide firm transportation within their system for 30,000 million British thermal units of natural gas per day to Camden Venture at published tariff rates. We also contracted with El Paso Merchant on December 13, 2001 to manage our fuel. Both of these agreements terminate March 5, 2013. Included in fuel expenses during 2001, 2000, and 1999 are $57.8 million, $52.3 million and $32.6 million, respectively, recognized under these agreements.

  Steam Sale Agreement -- Camden Venture

     Camden Venture entered into an agreement on October 31, 2000, to provide steam to MAFCO Worldwide Corporation which was to expire on March 5, 2013, with two five-year renewal periods subject to approval of both parties. Under the terms of the agreement, Camden Venture was to deliver all steam required by MAFCO for its use in its industrial process unless such steam delivery interfered with Camden Venture's operations. Camden Venture terminated the MAFCO steam agreement on December 15, 2001 and has no further steam obligations. Total steam revenues under this agreement for the year ended December 31, 2001 are $0.2 million. Camden Venture has no revenues from steam sales for the years ended December 31, 2000 and 1999.

  Electricity Sale Agreements -- Bayonne Venture

     Bayonne Venture sells approximately 76 percent of its electric capacity to Jersey Central Power under a 20-year power purchase agreement that expires in 2008. The agreement establishes the sales price of the electric energy based on a fixed rate component plus factors for inflation and Jersey Central Power's cost of natural gas and retail sales prices. The remainder of Bayonne Venture's output was sold to Public Service Electric pursuant to a 20-year power purchase agreement that expired in 2008. On December 12, 2001, we distributed the power purchase agreement with Public Service Electric to our members. See Note 5 for a further discussion.

     Bayonne Venture entered into a new electricity sale agreement with El Paso Merchant effective December 13, 2001 and terminating on December 31, 2003. This agreement provides for energy payments based on 24.2 percent of total plant generation, or approximately 40 MW annually, at $35.00 per megawatt hour. Total electricity revenues under these agreements for the years ended December 31, 2001, 2000, and 1999 are $119.8 million, $107.9 million and $106.0 million, respectively.

     The electricity sale agreements qualify for the "normal sales" exclusion under SFAS No. 133 and, accordingly, are not accounted for as derivative instruments. We evaluate the agreements on an annual basis to verify that the exclusion continues to apply.

                            EAST COAST POWER L.L.C.

  Transmission and Interconnection Agreement -- Bayonne Venture

     Bayonne Venture and Public Service Electric entered into a revised transmission service and interconnection agreement on April 27, 1987. Public Service Electric agreed to design, construct, own and operate a 138-kilovolt underground transmission cable circuit and associated terminal facilities to connect the facility with Public Service Electric's Public Service System at Public Service Electric's Bayonne Switching Station. The initial term of the agreement is 20 years. Included in operation and maintenance expense for 2001, 2000, and 1999 is approximately $1.4 million, $1.5 million and $1.6 million, respectively, recognized pursuant to this agreement.

  Steam Sales Agreements -- Bayonne Venture

     Bayonne Venture entered into an agreement for the sale of steam and electricity with International-Matex Tank Terminals on June 13, 1985, which was amended on May 22, 1986. The International-Matex Steam Sale Agreement provided for the sale of 100 percent of steam needs at its tank terminal facility and, at Bayonne Venture's option, the sale of electricity. The International-Matex Steam Sale Agreement has a base term of 10 years, which has expired, with automatic renewal thereafter for each following year unless either party elects to terminate the agreement at the end of a renewal year upon 60 days' notice. International-Matex agreed to purchase from Bayonne Venture all of the thermal energy requirements of its tank terminal facility up to the deemed maximum steam production of 57,000 lbs/hour according to a pricing formula based on International-Matex avoided cost of steam.

     Bayonne Venture and Exxon entered into an agreement for the sale of steam (the Exxon Steam Sale Agreement) on February 27, 1987, which was amended on August 21, 1988. Under the terms of the Exxon Steam Sale Agreement, Exxon agreed to purchase from the facility an average of 50,000 lbs/hour of steam on an annualized basis. The Exxon Steam Sale Agreement provides for an initial term of five years. Thereafter, the Exxon Steam Sale Agreement continues on a year-to-year basis unless either party exercises its right to terminate as provided in the Exxon Steam Sale Agreement. The Exxon Steam Sale Agreement would then terminate one year after the notice or at an earlier date upon which the parties mutually agree. Exxon used the steam at its adjacent terminal facility for industrial purposes. Exxon sold its terminal facility in Bayonne to IMTT-BX on April 1, 1993. As a result, IMTT-BX assumed Exxon's rights and obligations under the Exxon Steam Sale Agreement and is currently performing under the agreement. Total steam revenues for the years ended December 31, 2001, 2000, and 1999 are $7.1 million, $6.5 million and $3.8 million, respectively.

  Gas Services Agreement -- Bayonne Venture

     Bayonne Venture has a gas services agreement with Public Service Electric under which Public Service Electric provides firm transportation for 35,000 million British thermal units of natural gas per day. We also contracted with El Paso Merchant to manage the venture's fuel supply through October 31, 2008. Included in fuel expenses for 2001, 2000, and 1999 are $43.3 million, $59.6 million and $41.0 million, respectively, recognized pursuant to this agreement.

  Site Lease Agreement -- Bayonne Venture

     Bayonne Venture entered into a ground lease agreement with International-Matex and Bayonne Industries, Inc., dated as of May 22, 1986, with respect to the facility site within the International-Matex facility. This lease provides us with both a leasehold estate in the Bayonne site and nonexclusive easements over other portions of Bayonne Industries' property for various interconnections to the facility.

     The initial term of the Bayonne site lease is 20 years and expires in May 2006. The Bayonne site lease will automatically renew after expiration of the initial term, for two succeeding terms, the first for two years and

                            EAST COAST POWER L.L.C.

the second for 10 years, unless Bayonne Venture elects to terminate the lease. Base rent for the facility is prepaid for 20 years.

  Kerosene Tank Lease Agreement -- Bayonne Venture

     Bayonne Venture entered into a kerosene tank lease agreement dated as of May 15, 1994 with International-Matex. The kerosene tank lease provides for the storage of K-1/55 grade kerosene.

     The initial term of the kerosene tank lease is 14 years and expires in May 2008. Included in operation and maintenance expense for 2001, 2000 and 1999, is approximately $0.2 million recognized pursuant to the terms of this agreement. Annual minimum lease payments are $0.2 million and are escalated annually on May 15 by a consumer price index adjustment.

  Operations and Maintenance Agreement -- Bayonne Venture

     Bayonne Venture has entered into an operations and maintenance agreement with General Electric to operate and maintain the facility for an initial term of 12 years. The agreement provides for all operations and maintenance of the facility at direct costs plus a minimum fee of $16,000 per month and the payment of bonuses if certain operating targets are met. Bayonne Venture has recorded $3.0 million for the year ended December 31, 2001, $2.9 million for the year ended December 31, 2000 and $3.0 million for the year ended December 31, 1999 in operation and maintenance expenses pursuant to the terms of this agreement. Included in such amounts are bonuses paid under the terms of the agreement of approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999.

  Litigation

     On June 20, 2000, Infineum USA L.P. filed an action against Linden Venture in the United States District Court of New Jersey seeking actual and punitive damages. The suit claims that Linden Venture tortuously interfered with Infineum USA's ability to sell steam purchased from the Linden facility to Bayway Refining Company, and that such interference is in violation of the federal and New Jersey antitrust laws and in breach of Linden Venture's agreement with Infineum USA. Linden Venture filed an answer and counterclaim on September 26, 2000. On December 21, 2001, the court denied Linden Venture's motion to dismiss on lack of antitrust grounds. Discovery is now proceeding. No trial date has been set.

     For each of our legal matters, we evaluate the merits of each case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. If new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of December 31, 2001, we recorded $1.6 million for all outstanding legal matters. While the outcome of such proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements.

(11) MEMBERS' CAPITAL

     As a result of Mesquite Investors obtaining control of us through a series of transactions on February 22, 2001 and February 23, 2001, all Class A interests were converted to common and non-voting preferred interests.

     On December 12, 2001, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific Corporation and Mesquite Inventors, L.L.C. This distribution was done in connection with a power agreement restructuring in accordance with the terms of our indenture.

                            EAST COAST POWER L.L.C.

     During the years ended December 31, 2001, 2000 and 1999, we received contributions from our members of $439.0 million, $42.8 million and $105.0 million. These contributions were made to fund our operating and investing activities.

(12) MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  Major Customers

     Operating revenues in 2001 were primarily generated from four customers pursuant to long-term contracts. Public Service Electric and Jersey Central Power purchased electricity from us and accounted for approximately 96 percent of revenues for 2001. MAFCO and International-Matex Tank Terminals steam sales and the El Paso Merchant sales in December account for the other 4 percent in 2001.

  Concentration of Credit Risk

     Financial instruments, which potentially subject us to credit risk consist of cash and cash equivalents and accounts receivable. Cash accounts are held by major financial institutions. Until the execution of the power purchase agreement restructuring operations at Camden Venture, accounts receivable were primarily with Public Service Electric, which purchased our electricity under a long term agreement. After Camden Venture's restructuring, our accounts receivable are with El Paso Merchant. Accounts receivable at Bayonne Venture are primarily with Jersey Central Power. We do not require collateral or other security to support accounts receivable.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2001, the carrying amounts of our financial instruments including cash, cash equivalents, and trade receivables and payables are representative of fair value because of their short-term nature. The following table reflects the fair value of debt at December 31 (in millions of dollars):

                                                          2001                2000
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
East Coast Power
  Senior secured notes............................   $621.5    $678.6    $817.1    $825.5
  Subordinated note with affiliates...............   $187.9    $191.4    $187.9    $190.5
Linden Ltd........................................   $160.8    $164.8    $178.9    $180.3
Bayonne equipment loan............................   $  0.6    $  0.6    $   --    $   --

     The fair value of Linden Ltd.'s fixed-rate long-term debt has been determined based on the differential between the fixed interest rate and market interest rates for comparable issues at the date of the borrowing and the balance sheet date. The fair value of the subordinated note with affiliates reflects certain provisions of the agreement related to the assignment of the note. The carrying amount of floating rate debt approximates fair value due to the market-sensitive interest rate on such debt.

(14) SUBSEQUENT EVENTS (UNAUDITED)

  Jersey Central Power

     On February 27, 2002, we reached an agreement, subject to lender, partner, and other unaffiliated party approval, with Jersey Central Power to restructure the long-term power purchase agreement relating to our Bayonne Venture facility. Completion of the restructuring is subject to customary conditions to closing for similar transactions, including prior approval by the New Jersey Board of Public Utilities. However, since many of the conditions to closing, such as securing financing, are outside of our control, we cannot assure that we will be able to complete the restructuring. We also agreed with Public Service Electric to modifications of

                            EAST COAST POWER L.L.C.

the gas services agreements relating to the Bayonne facility effective upon the consummation of the restructuring.

     The restructuring could be deemed a power contract buyout under the indenture executed in connection with our notes, in which case we are required to seek confirmation from the rating agencies that the restructuring will not cause a rating downgrade.

(15) SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Our financial information by quarter is summarized below.

                                                             QUARTERS ENDED
                                           --------------------------------------------------
                                           DECEMBER 31(1)   SEPTEMBER 30   JUNE 30   MARCH 31
                                           --------------   ------------   -------   --------
                                                             (IN MILLIONS)
2001
  Operating revenues.....................      $ 37.7          $32.1       $ 32.1     $ 5.7
  Operating income (loss)................       (55.7)           8.5          3.4      (3.0)
  Income (loss) before extraordinary
     items...............................       (68.5)          10.7         18.0      (5.1)
  Extraordinary item.....................       (23.9)            --           --        --
  Net income (loss)......................       (92.4)          10.7         18.0      (5.1)
2000
  Operating revenues.....................      $   --          $  --       $   --     $  --
  Operating loss.........................        (3.5)          (2.1)        (1.6)     (2.3)
  Net income (loss)......................       (17.3)           2.3        (10.9)     (7.4)

---------------

(1) During the fourth quarter of 2001, we recorded asset impairment charges of $67.3 million and an extraordinary item on the early repayment of debt both resulting from the restructuring of our Camden and Bayonne power purchase agreements. See Note 5 for a discussion of the restructurings.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Cogen Technologies Linden Venture, L.P.:

     In our opinion, the accompanying balance sheet as of December 31, 2001 and the related statement of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Cogen Technologies Linden Venture, L.P. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and 1999 and for the years then ended were audited by other independent accountants whose report dated March 15, 2001 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Cogen Technologies Linden Venture, L.P.:

     We have audited the accompanying balance sheets of Cogen Technologies Linden Venture, L.P. (a Delaware limited partnership), as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogen Technologies Linden Venture, L.P., as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2001

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Operating revenues
  Electricity sales.........................................  $382,173   $361,487   $266,934
  Steam sales...............................................    26,428     20,929     10,199
                                                              --------   --------   --------
                                                               408,601    382,416    277,133
                                                              --------   --------   --------

Operating expenses
  Fuel......................................................   202,976    206,627    130,426
  Operation and maintenance.................................    30,433     26,126     18,790
  Depreciation..............................................    16,036     15,402     15,159
  General and administrative................................     2,538      3,693     50,321
  Taxes, other than income..................................     1,585      1,566      1,554
                                                              --------   --------   --------
                                                               253,568    253,414    216,250
                                                              --------   --------   --------

Operating income............................................   155,033    129,002     60,883

Other income
  Interest income...........................................       585        625        943
  Other.....................................................     3,329         --      3,466
                                                              --------   --------   --------
                                                                 3,914        625      4,409
                                                              --------   --------   --------

Net income..................................................  $158,947   $129,627   $ 65,292
                                                              ========   ========   ========

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $  2,382   $  1,521
  Restricted cash...........................................    18,297     15,693
  Accounts receivable, net
     Trade..................................................    35,316     42,533
     Affiliate..............................................        --        133
  Inventory.................................................     9,503     16,997
  Other current assets......................................     1,390      1,060
                                                              --------   --------
          Total current assets..............................    66,888     77,937
Property, plant and equipment, net..........................   372,328    384,261
                                                              --------   --------
          Total assets......................................  $439,216   $462,198
                                                              ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................  $ 11,002   $ 30,229
     Affiliate..............................................     1,354        113
  Accrued liabilities.......................................    10,388     12,831
  Deferred revenue..........................................     3,702      4,337
                                                              --------   --------
          Total current liabilities.........................    26,446     47,510
Commitments and contingencies
Partners' capital...........................................   412,770    414,688
                                                              --------   --------
          Total liabilities and partners' capital...........  $439,216   $462,198
                                                              ========   ========

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
  Net income................................................  $158,947   $129,627   $ 65,292
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation...........................................    16,036     15,402     15,159
     Changes in working capital:
       Accounts receivable, net.............................     7,350    (15,552)    (2,396)
       Inventory............................................     7,494     (6,384)    (1,569)
       Other current assets.................................      (330)        19        605
       Accounts payable.....................................   (17,986)    17,516      1,117
       Accrued liabilities..................................    (2,443)    (2,285)     3,016
       Deferred revenue.....................................      (635)     1,732        971
                                                              --------   --------   --------
          Net cash provided by operating activities.........   168,433    140,075     82,195
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment................    (4,103)    (1,669)      (688)
  Settlement of arbitration.................................        --         --      1,085
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................    (4,103)    (1,669)       397
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Change in restricted cash.................................    (2,604)      (245)        --
  Distributions to partners.................................  (160,865)  (148,444)  (129,411)
  Contributions from Linden Ltd. ...........................        --         --     52,433
                                                              --------   --------   --------
          Net cash used in financing activities.............  (163,469)  (148,689)   (76,978)
                                                              --------   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................       861    (10,283)     5,614
CASH AND CASH EQUIVALENTS, beginning of period..............     1,521     11,804      6,190
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  2,382   $  1,521   $ 11,804
                                                              ========   ========   ========

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 STATE STREET BANK & TRUST
                                                     COGEN              OWNER TRUST
                                                  TECHNOLOGIES   -------------------------
                                                  LINDEN, LTD.    PREFERRED       COMMON      TOTAL
                                                  ------------   -----------     ---------   --------
Balance, December 31, 1998......................   $  62,599       $382,502       $    90    $445,191
  Net income....................................      39,842         22,056         3,394      65,292
  Contributions.................................      52,433             --            --      52,433
  Distributions to partners.....................     (90,605)       (35,760)       (3,046)   (129,411)
                                                   ---------       --------       -------    --------

December 31, 1999...............................      64,269        368,798           438     433,505
  Net income....................................     103,244         21,958         4,425     129,627
  Distributions to partners.....................    (107,848)       (35,939)       (4,657)   (148,444)
                                                   ---------       --------       -------    --------

December 31, 2000...............................      59,665        354,817           206     414,688
  Net income....................................     128,533         25,175         5,239     158,947
  Distributions to partners.....................    (117,146)       (38,534)       (5,185)   (160,865)
                                                   ---------       --------       -------    --------

December 31, 2001...............................   $  71,052       $341,458       $   260    $412,770
                                                   =========       ========       =======    ========

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                       NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     We are a limited partnership organized on December 4, 1989 under the laws of the state of Delaware by Cogen Technologies Linden Ltd., an indirect wholly owned subsidiary of East Coast Power L.L.C., and an owner trust, which is both our preferred and common limited partner, managed by State Street Bank and Trust Company, and created for the benefit of General Electric Capital Corporation and Dana Capital Corporation as its preferred limited partners. We were formed to construct, finance, own and operate a 715 megawatt cogeneration facility in Linden, New Jersey which became fully operational in May 1992. Our managing general partner, Linden Ltd., provides our administrative functions. We sell electricity, up to 645 megawatts, to Consolidated Edison Company of New York Inc. and steam produced at the facility to Infineum USA L.P. and Bayway Refining Company under long term contracts. Any electricity generated over 645 megawatts is made available for sale on a merchant basis. The initial term of the agreement with Consolidated Edison expires in May 2017, and the agreements with Infineum and Bayway expire in April 2017. We have entered into a gas services agreement with Public Service Electric and Gas Company and Elizabethtown Gas Company for transportation of all our gas supply to the plant. The initial term of the gas services agreement expires in May 2017. Additionally, we have entered into a long-term operations and maintenance agreement with General Electric Company, expiring in 2009, to operate, maintain and provide scheduled maintenance and inspections for the facility.

2. DISTRIBUTIONS TO AND ALLOCATION OF INCOME TO PARTNERS

  Cash Distributions

     We distribute cash to our members in three tranches according to the terms of our partnership agreement.

     - First tranche: 1 percent to the general partner and 99 percent to the preferred limited partner up to a specified rate of return;

     - Second tranche: 99 percent to the general partner and 1 percent to the preferred limited partner up to a capped amount, which is twice the amount of the first tranche;

     - Third tranche: 90 percent to the general partner and 10 percent to the preferred limited partner.

     After the preferred limited partner has achieved a specified before-tax return on their initial equity investment, our remaining available cash will be distributed to Linden Ltd and the common limited partner at percentages defined in our Amended and Restated Agreement of Limited Partnership. Linden Ltd. received 73 percent of our cash distributions in 2001 and 2000 and 70 percent of our cash distributions in 1999.

  Income Allocation

     Our income before depreciation is allocated to our partners on the basis of cash distributed with any income which is greater than cash distributed primarily allocated 99 percent to the general partner and 1 percent to our preferred limited partner. Losses are allocated 100 percent to the general partner until its capital account equals zero and then to the limited partners until their capital accounts equal zero with any remainder allocated 100 percent to the general partner. Depreciation up to $525 million is allocated approximately 5 percent to the general partner and approximately 95 percent to our preferred limited partners. All remaining depreciation is allocated 99 percent to the general partner and 1 percent to our limited partners. The general partner was allocated 81 percent of our income during 2001, 80 percent during 2000 and 78 percent during 1999. In accordance with our partnership agreement, partners with a negative balance in their capital account are not liable to us or any other partner upon our dissolution or liquidation.

     On February 3, 1999, Linden Venture terminated its management services agreement with Linden Ltd. To terminate such agreement, Linden Ltd. made a capital contribution to Linden Venture of $46.4 million and

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

Linden Venture made a one-time payment to Linden Ltd. of $46.4 million. On February 4, 1999, Linden Venture terminated a gas management agreement with an affiliate. To terminate such agreement, Linden Ltd. made a capital contribution of $6.0 million to Linden Venture and Linden Venture made a one-time payment to an affiliate of $6.0 million. These one-time payments were allocated 100 percent to Linden Ltd.'s share of net income.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. These reclassifications had no impact on our reported net income or partners' capital.

  Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Our actual results may differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Our cash is restricted under the terms and conditions of our partnership agreement. At December 31, 2001 and 2000, we had restricted cash of $18.3 million and $15.7 million.

  Revenue Recognition

     We recognize electricity revenue, at rates specified in our long term power purchase agreement, in the period the electricity is delivered and electric capacity is provided.

     Steam revenue is calculated based on the lower of our actual cost of fuel or 105 percent of Consolidated Edison's and Public Service Electric's average cost of gas and is escalated by a Consumer Price Index multiple and recognized when the steam is delivered in accordance with the underlying sales agreement.

  Inventory

     Our inventory consists of butane and spare parts and is valued at the lower of cost or market. Butane's cost is determined using the first-in, first-out method. The cost of operational spares is determined using the average cost method.

  Property, Plant and Equipment

     Our property, plant and equipment is stated at the historical cost of the assets. Historical costs include all direct costs of the facility, as well as indirect charges, including capitalized interest costs on debt. Betterments of major units of property are capitalized, while replacements or additional minor units of property are expensed.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

     Depreciation on our plant, plant improvements and capital spares is computed using the straight-line method based on an estimated useful life of 30 years and an estimated 10 percent salvage value. Furniture and equipment is depreciated over five years with no assumed salvage value. We believe that the use of the straight-line method is adequate to allocate the costs of the properties over their estimated useful lives.

     We evaluate the impairment of property, plant and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  Deferred Revenue

     We recognize deferred revenue for prepayments received related to butane inventory and Infineum steam sales. Under our power purchase agreement, Consolidated Edison reimburses us for all fuel and fuel-related expenses as incurred. Consolidated Edison has prepaid us approximately $2.6 million at December 31, 2001 and $2.5 million at December 31, 2000. This prepayment will be recognized in our statement of operations when the butane is utilized. We have also recorded deferred revenue for payments received from steam sales to Infineum which we may be required to refund upon the expiration of the annual contract period (see Note 7). We recorded $1.1 million at December 31, 2001 and $1.8 million at December 31, 2000 relating to deferred steam sales.

  Major Maintenance Costs

     Our major maintenance costs are expensed as incurred. We schedule systematic outages for major plant maintenance in advance over the remaining estimated life of the facility. These outages vary in complexity and duration. As a result, the expenses incurred may vary significantly from year to year.

  Income Taxes

     As a limited partnership, we are not subject to state or federal income taxes. Such taxes accrue to our partners and, accordingly, have not been recognized in the financial statements.

  Allowance for Doubtful Accounts

     We review the collectibility of our accounts receivable on a regular basis primarily under the specific identification method. We recorded an allowance of approximately $1.1 million as of December 31, 2001 and December 31, 2000.

  Derivative Instruments

     On January 1, 2001, we began recording all derivative instruments on the balance sheet at their fair value under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133 and its related amendments and interpretations, and the accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as fair value hedges, cash flow hedges or net investment hedges as defined in SFAS No. 133.

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

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

     Prior to January 1, 2001, we accounted for our derivatives using hedge accounting only if the derivative reduced the risk of the underlying hedged item, was designated as a hedge at its inception, and was expected to result in financial impacts which were inversely correlated to those of the items being hedged. When the correlation ceased to exist, we terminated hedge accounting and mark to market accounting was applied. As the hedged item liquidated, the settlement of the derivative was recognized as an increase or decrease to interest expense.

  Recent Accounting Pronouncements Not Yet Adopted

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

  Derivatives Implementation Group Issue C-16

     In September 2001, the Derivatives Implementation Group of the FASB cleared guidance on Issue C-16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of fuel at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. We use fuel supply contracts such as these in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases that are not classified as derivative instruments under SFAS No. 133. This guidance becomes effective in the second quarter of 2002, and we may be required to account for these contracts as derivative instruments under SFAS No. 133, which will require us to record them on the balance sheet at fair value. We are currently evaluating the impact of this guidance.

4. INVENTORY

     Inventory consists of the following at December 31:

                                                               2001     2000
                                                              ------   -------
                                                               (IN THOUSANDS)
Butane inventory............................................  $2,594   $ 2,501
Operational spare parts.....................................   6,909    14,496
                                                              ------   -------
                                                              $9,503   $16,997
                                                              ======   =======

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Plant and plant improvements................................  $554,183   $550,088
Capital spare parts.........................................     3,168      3,168
Furniture and equipment.....................................     1,273      1,265
                                                              --------   --------
                                                               558,624    554,521
Less accumulated depreciation...............................  (186,296)  (170,260)
                                                              --------   --------
                                                              $372,328   $384,261
                                                              ========   ========

6. RELATED PARTY TRANSACTION

     East Coast Power allocates third-party expenses such as legal, consulting and accounting services, insurance, rent and miscellaneous office services to us. The amounts charged to us for these services were approximately $1.3 million during 2001, $1.8 million during 2000 and $1.8 million during 1999, and are reflected as general and administrative expenses in our statement of operations.

     During the year ended December 31, 2001, Linden Venture sold inventory to related parties for approximately $0.6 million and purchased inventory from related parties for approximately $0.6 million. Linden Venture did not recognize any gains or losses on these transactions. Additionally, during the year ended December 31, 1999, Linden Venture sold inventory to related parties for approximately $0.8 million and recognized a gain of $0.3 million on those sales.

7. COMMITMENTS AND CONTINGENCIES

  Linden 6 Expansion Project

     During February 2000, East Coast Power entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which East Coast Power is required to construct, own and operate the Linden expansion facility, a 172 megawatt cogeneration facility, known as Linden 6, on part of our existing facility site.

     In connection with obtaining the consent of our partners for the transactions contemplated by the energy services agreement, East Coast Power has indemnified us from losses that may be incurred as a result of Linden 6. El Paso Corporation, our affiliate, guaranteed East Coast Power's obligations under this indemnity in an aggregate amount of $15.0 million.

     The energy services agreement requires an amendment to the steam sale agreement between Bayway Refining Company, a subsidiary of Tosco, and us to increase the minimum amounts of steam Bayway Refining Company is required to take from us.

  Power Purchase Agreement

     We sell electricity we generate to Consolidated Edison under a 25 year power purchase agreement, which expires in May 2017. Our agreement has two five year renewal periods subject to the approval of both parties. The agreement establishes a sales price of the electricity per kilowatt hour (kWh) based primarily on capacity, fuel costs and operating and maintenance costs. Consolidated Edison pays for electricity based on three components: (a) a constant capacity rate component multiplied by 85 percent of the demonstrated maximum net capability and the number of total hours in the month; (b) an inflation component to cover operations and maintenance costs multiplied by 90 percent of the demonstrated maximum net capability and

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

the number of total hours in the month, escalated monthly based on the Consumer Price Index; and (c) a fuel cost component which includes all costs incurred including fuel commodity, transportation, storage costs and any other related costs capped by Consolidated Edison's Weighted Average Cost of Gas (WACOG) for the 12-month contract period ending April 30 of each year. After the end of any given annual period, one of the following can occur based on whether fuel costs exceed or fall below Consolidated Edison's WACOG: i) If we are below the WACOG, we get reimbursed 50 percent of the difference in our fuel costs and the capped calculation and recognize this amount as electricity revenues at the end of the annual period, or ii) if we are above the WACOG, we pay 100 percent of the amount that exceeds the cap and recognize this amount as a reduction of electricity revenues on a monthly basis. All amounts to be received or paid are paid ratably over the next annual cap period. We recognized $360.0 million in 2001, $361.5 million in 2000 and $267.0 million in 1999 for electricity sales. The power purchase agreement qualifies for the normal sales exception under SFAS No. 133 and, accordingly, is not accounted for as a derivative instrument.

  Gas Services Agreement

     We have a 25-year gas services agreement with Public Service Electric and Elizabethtown Gas Company under which they provide firm transportation for all of our natural gas requirements as well as supply us with the gas requirements over 85,000 million British thermal units (MMBtu) of natural gas per day. Our gas supply requirements less than 85,000 MMBtu are provided by short term agreements with other natural gas suppliers. Under the gas services agreement with Public Service Electric, we incurred expenses of approximately $43.0 million during 2001, approximately $57.0 million during 2000 and approximately $37.0 million during 1999. Under the Elizabethtown gas services agreement, we incurred expenses of $10.0 million during 2001, approximately $13.0 million during 2000 and approximately $8.0 million during 1999. The gas services agreement qualifies for the normal purchase exception under SFAS No. 133 and, accordingly, is not accounted for as a derivative instrument.

  Steam Sale Agreements

     Under the terms of the steam sale agreement with Bayway Refining Company, we are obligated to deliver to Bayway the excess steam over amounts Infineum takes up to our maximum steam capacity of 1.2 million pounds per hour. The price of steam is based on the lower of our actual cost of fuel or 105 percent of Consolidated Edison's and Public Service Electric's average cost of gas which is escalated by a consumer price index multiple. We recognized $10.2 million in steam sales in 2001, $21.0 million in 2000 and $22.4 million in 1999 under this agreement.

     In accordance with the steam sale agreement with Infineum, Infineum pays us a monthly steam charge and receives a monthly steam commitment credit. Per the agreement, Infineum is entitled to a credit if net monthly charges for an annual period are greater than annualized monthly steam and credit adjustments. Beginning in June 2000, we determined that there is a possibility that we may have to refund all or a portion of the steam revenues to Infineum when the monthly charges were annualized. During the year ended December 31, 2001, we recognized approximately $3.3 million in revenue related to monthly steam charges. We have recorded deferred revenues of approximately $1.1 million.

     Under the terms of the steam sale agreement with Infineum, we are obligated to deliver a certain amount of steam to Infineum. The contract provides for an annual credit of approximately $4.5 million. The use of the credit is limited by maximum hourly steam production as defined in the agreement. To the extent Infineum takes in excess of the maximum allowable hourly quantities, we believe Infineum is liable for these purchases. Infineum used credits of approximately $3.2 million in 2001, $3.6 million in 2000 and $3.3 million in 1999. We have recorded a reserve of approximately $1.1 million against revenues related to steam sales in excess of the maximum allowed under the terms of the contract. We collected $0.6 million of the outstanding amounts plus interest from Bayway in January 2002.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

  Leases

     Effective June 2000, an affiliate of East Coast Power began subleasing from us the land for the Linden 6 project. Lease revenues were approximately $46,500 in 2001 and approximately $22,000 in 2000. East Coast Power also entered into a ground lease with Bayway Refining Company to provide a site for the interconnection of Linden 6. The Linden 6 facility was declared commercial in January 2002.

     We lease the site for our facility from Bayway Refining. The term of the site lease extends through May 2017. The agreement includes an option to extend the lease up to the year 2048. Annual minimum lease payments are $0.4 million and are adjusted annually for changes in the Consumer Price Index. Lease expense was approximately $0.4 million in 2001, 2000 and 1999.

  Letters of Credit

     During 2001, 2000 and 1999, General Electric Capital Corporation provided a standby letter of credit in an amount not to exceed $10 million to collateralize various obligations with Bayway Refining. As of December 31, 2001 and 2000, no amounts were outstanding under this letter of credit. We pay General Electric Capital Corporation a monthly fee equal to 0.75 percent of any outstanding letter-of-credit amounts. Such fees were approximately $0.1 million during 2001, 2000 and 1999.

  Operations and Maintenance Agreement

     We have entered into an operations and maintenance agreement with General Electric to operate and maintain our facility. This agreement has a 12 year term expiring in 2009 and provides for a fee of $31,000 per month and an annual bonus upon the occurrence of certain operating targets, both of which are escalated by the Consumer Price Index. The amounts included in operations and maintenance expenses including bonuses paid under the terms of the agreement were $5.4 million for the year ended December 31, 2001, $5.2 million for the year ended December 31, 2000 and $5.0 million for the year ended December 31, 1999.

  Litigation

     In 1997, Linden Venture initiated an arbitration proceeding against Ebasco Constructors, Inc., and Ensearch Corporation for alleged design deficiencies and warranty claims with respect to the construction of the Linden Facility. In April 1999, the proceeding was settled and Linden Venture was relieved of its obligation to pay certain liabilities and received a cash payment of $1.2 million.

     On June 20, 2000, Infineum USA L.P. filed an action against Linden Venture in the United States District Court of New Jersey seeking actual and punitive damages. The suit claims that Linden Venture tortiously interfered with Infineum USA's ability to sell steam purchased from the Linden facility to Bayway Refining Company, and that such interference is in violation of the federal and New Jersey antitrust laws and in breach of Linden Venture's agreement with Infineum USA. Linden Venture filed an answer and counterclaim on September 26, 2000. On December 21, 2001, the court denied Linden Venture's motion to dismiss on lack of antitrust grounds. Discovery is now proceeding. No trial date has been set.

     For each of our legal matters, we evaluate the merits of each case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. If new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of December 31, 2001, we recorded $1.6 million for all outstanding legal matters. While the outcome of such proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Our operating revenues in 2001 were primarily generated from two customers pursuant to long-term contracts. Consolidated Edison purchased electricity from us and accounted for approximately 89 percent of our revenues for 2001, 94 percent in 2000 and 96 percent in 1999. The remaining 11 percent, 6 percent and 4 percent were from steam sales to Bayway Refining and excess capacity and energy sales. Under the provisions of the long-term power purchase agreement with Consolidated Edison, accrued liabilities include amounts due to Consolidated Edison relating to the fuel cap provisions of approximately $4 million at December 31, 2001, $6.8 million at December 31, 2000, and $11.3 million at December 31, 1999.

     Financial instruments, which potentially subject us to credit risk, consist of cash and cash equivalents and accounts receivable. Cash accounts are held by major financial institutions. Accounts receivable are primarily with Consolidated Edison, who purchases our electricity under a long-term power purchase agreement. We do not require collateral or other security to support accounts receivable.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2001, and 2000, the carrying amounts of financial instruments held by us, including cash, cash equivalents, and trade receivables and payables are representative of fair value because of the short-term nature of these instruments.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective September 28, 2001, we changed our certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers and managers is presented in
Item 1, Business, of this Form 10-K under the caption, "Executive Officers and Managers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     None.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We may from time to time enter into contracts or other business relationships with one or more of our members or their affiliates. For example, we expect that our members will assist us in purchasing natural gas for our power plants and in arranging for gas transportation service. Our members may provide backup fuel management, power marketing or other services to us and our subsidiaries. Our limited liability company agreement provides that the terms of such transactions be comparable or at least as favorable to us as the terms of arm's length transactions among unaffiliated parties and that the terms of the transaction be approved by all Class A Members. In addition, the indenture provides that any material transaction or arrangement with any affiliate must be on terms and conditions at least as favorable to us as the terms of a comparable agreement obtained in a comparable arm's length transaction with an unaffiliated party as determined in good faith by our managing member.

     El Paso Merchant provides us with services such as legal, finance and human resources. In addition we are allocated certain expenses such as building rent and miscellaneous office services. We believe such charges for services and allocations of expenses represent amounts equivalent to those that could be obtained in the market. During the period ended December 31, 2001, we, together with our subsidiaries, incurred approximately $2.7 million with respect to such costs and services.

     We believe that all of the foregoing arrangements and transactions are on terms and conditions that are comparable to those that could be obtained in transactions with unaffiliated parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.  Financial Statements

    See Item 8, "Financial Statements and Supplementary Data" for a list of all financial statements included herein.

2. Financial Statement Schedules and supplementary information required to be submitted.

    Schedules and supplementary data are not required because they are not applicable or the required information is included elsewhere in the financial statements.

                                                              PAGE
                                                              ----
3.  Exhibit List............................................   54

(b) REPORTS ON FORM 8-K:

     -- We filed a current report on Form 8-K dated December 27, 2001, in connection with a power agreement restructuring, announcing the distribution of the Bayonne Venture and Camden Venture power purchase agreements to our members, Mesquite Investors, L.L.C. and Bonneville Pacific Corporation. We also provided pro forma financial statements reflecting the distribution and other transactions occurring as part of the restructuring process.

                            EAST COAST POWER, L.L.C.

                                  EXHIBIT LIST
                               DECEMBER 31, 2001

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *2.A            -- Transaction Agreement dated December 18, 2000 among East
                            Coast Power Holding Company L.L.C., ECTMI Trutta Holdings
                            LP, Enron Corp., Mesquite Investors, L.L.C. and El Paso
                            Energy Corporation.
         *2.A.1          -- First Amendment to Transaction Agreement dated January
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            TCTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation.
         *2.A.2          -- Second Amendment to Transaction Agreement dated February
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            ECTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation.
         *2.B            -- Purchase and Sale Agreement dated as of November 30, 2001 by and among General Electric Capital Corporation, Camden
                            Cogen L.P. and El Paso Corporation.
          3.A            -- Fourth Amended and Restated Limited Liability Company
                            Agreement of East Coast Power L.L.C., dated as of March
                            23, 2001 (Exhibit 3.1 to our Registration Statement on
                            Form S-4 filed August 6, 2001, File No. 333-81601).
          4.A            -- Indenture between East Coast Power L.L.C. and The Bank of
                            New York, as trustee, dated as of April 20, 1999 (Exhibit
                            4.1 to our Registration Statement Form S-4 filed June 25,
                            1999, File No. 333-81601).
          4.B            -- Registration Rights Agreement dated April 14, 1999, among
                            East Coast, NationsBanc Montgomery Securities LLC, Credit
                            Suisse First Boston Corporation, Lehman Brothers Inc. and
                            SG Cowen Securities Corporation (Exhibit 4.3 to our
                            Registration Statement Form S-4 filed on June 25, 1999,
                            File No. 333-45124).
          4.C            -- Bonneville Pacific Security Agreement dated as of
                            February 22, 2001, by Bonneville Pacific Corporation, as
                            Grantor, to The Bank of New York, as trustee (Exhibit
                            4.4(a) to our Registration Statement Form S-4/A filed
                            August 6, 2001, File No. 333-45124); First Amendment to
                            Bonneville Pacific Agreement dated February 23, 2001
                            (Exhibit 4.4(b) to our Registration Statement Form S-4/A
                            filed August 6, 2001, File No. 333-45124).
          4.D            -- Common Security Agreement dated as of April 20, 1999,
                            made by signatories thereto, as Grantors, to The Bank of
                            New York, as trustee, and to The Bank of New York, as
                            Account Collateral Securities Intermediary (Exhibit 4.5
                            to our Registration Statement on Form S-4 filed on June
                            25, 1999, File No. 333-81601).
          4.E            -- East Coast Power Holding Company Security Agreement dated
                            April 20, 1999, made by East Coast Power Holding Company,
                            L.L.C., as Grantor, to The Bank of New York, as trustee
                            (Exhibit 4.6 to our Registration Statement Form S-4 filed
                            June 25, 1999, File No. 333-81601);First Amendment to
                            East Coast Power Holding Company Security Agreement,
                            dated as of August 13, 1999 (Exhibit 4.6(a) to our
                            Registration Statement Form S-4 filed June 25, 1999, File
                            No. 333-81601); Third Amendment to East Coast Power
                            Holding Company Security Agreement dated as of February
                            23, 2001 (Exhibit 4.6(c) to our Registration Statement
                            Form S-4/A filed August 6, 2001, File No. 333-45124).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *4.E.1          -- Second Amendment to East Coast Power Holding Company
                            Security Agreement effective as of November 16, 2000 made
                            by East Coast Power Holding Company, L.L.C. to The Bank
                            of New York.
          4.F            -- Mesquite Investors Security Agreement dated as of August
                            13, 1999, made by Mesquite Investors, L.L.C., as Grantor,
                            to The Bank of New York, as trustee (Exhibit 4.8 to our
                            Registration Statement on Form S-4/A filed October 15,
                            1999, File No. 333-81601).
         10.A            -- Amended and Restated Term Loan Agreement dated as of
                            September 15, 1992 between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, N.A., as trustee (Exhibit 10.9 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); First
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated April 30, 1993 (Exhibit 10.10 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); Second
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated as of February 4, 1999 (Exhibit 10.19 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.B            -- Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated as of September 17, 1992 among
                            Cogen Technologies Linden Venture, L.P., Cogen
                            Technologies Linden, Ltd., State Street Bank and Trust
                            Company of Connecticut as Limited Partner and as Lender
                            and Midatlantic National Bank; First Amendment to the
                            Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated April 30, 1993 (Exhibit 10.17 to
                            Cogen Technologies, Inc.'s Registration Statement on Form
                            S-1/A filed August 14, 1998, File No. 333-53533).
         10.C            -- Assignment and Security Agreement dated February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power funding Corporation and Assignment
                            Agreement dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company of Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.19 to Cogen Technologies, Inc.'s Registration
                            Statement Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.D            -- Collateral Agency Agreement dated as of February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement dated as of September 15, 1992 among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.20 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.E            -- Letter of Credit and Reimbursement Agreement dated as of
                            September 17, 1992 between Cogen Technologies Linden
                            Venture, L.P. and General Electric Capital Corporation
                            (Exhibit 10.27 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed on August 14, 1998, File
                            No. 333-53533).
         10.F            -- Senior Subordinated Credit Agreement dated as of December
                            29, 1999 among East Coast Power L.L.C., Bank of America,
                            N.A., as Initial Lender, and Bank of America, as Agent
                            (Exhibit 10.100 to our 1999 Form 10-K).
         10.G            -- Administrative and Gas Services Support Agreement dated effective as of April 1, 2001, by and between El Paso
                            Merchant Energy, L.P. and East Coast Power L.L.C.
                            (Exhibit 10.5(a) to our Registration Statement Form S-4/A
                            filed August 6, 2001, File No. 333-45124).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.H            -- Gas Service Agreement by and among Cogen Technologies
                            Linden Venture, L.P., Public Service Electric and Gas
                            Company and Elizabethtown Gas Company dated July 13, 1990
                            (Exhibit 10.4 to Cogen Technologies, Inc's Registration
                            Statement on Form S-1/A filed October 15, 1999, File No.
                            333-5353).
         10.I            -- Power Purchase Agreement dated as of April 14, 1989 by
                            and between Consolidated Edison of New York, Inc. and
                            Cogen Technologies, Inc. (Exhibit 10.1 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Assignment of
                            Power Purchase Agreement dated as of July 21, 1989 by
                            Cogen Technologies, Inc.'s to Cogen Technologies Linden,
                            Ltd. (Exhibit 10.8(b) to our Registration Statement on
                            Form S-4A filed on October 15, 1999, File No. 333-81601);
                            Assignment of Power Purchase Agreement dated as of
                            December 22, 1989 by Cogen Technologies Linden, Ltd. to
                            Cogen Technologies Linden Venture, L.P. (Exhibit 10.8(c)
                            to our Registration Statement Form S-4/A filed on October
                            15, 1999, File No. 333-81601); First Amendment dated
                            September 17, 1990 to Power Purchase Agreement between
                            Consolidated Edison of New York and Cogen Technologies
                            Linden Venture, L.P. (Exhibit 10.2 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); and Second Amendment dated
                            December 22, 1993 to Power Purchase Agreement (Exhibit
                            10.3 to Cogen Technologies, Inc's Registration Statement
                            on Form S-1 filed May 26, 1998, File No. 333-53533).
        *10.J            -- Third Amendment to Power Purchase Agreement dated August
                            1, 1999 by and between Cogen Technologies Linden Venture,
                            L.P. and Consolidated Edison Company of New York, Inc.
         10.K            -- Energy Purchase Agreement dated December 18, 1989 between
                            Camden Cogen, L.P. and Camden Paperboard Corporation
                            (Exhibit 10.35 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed on May 26, 1998, File No.
                            333-53533); and First Amendment dated March 5, 1992 to
                            Energy Purchase Agreement (Exhibit 10.41(b) to our
                            Registration Statement Form S-4/A filed on October 15,
                            1999, File No. 333-81601).
        *10.L            -- Camden Power Purchase/Sale Transaction Confirmation
                            between Camden Cogen L.P. and El Paso Merchant Energy
                            L.P. dated as of October 1, 2001.
        *10.M            -- Bayonne Power Purchase/Sale Transaction Confirmation
                            between Cogen Technologies NJ Venture and El Paso
                            Merchant Energy L.P. dated as of October 1, 2001.
         10.N            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Exxon Corporation for the Sale of Steam dated August
                            1, 1990, as amended and restated by agreement by and
                            between Cogen Technologies Linden Venture, L.P. and
                            Infineum USA L.P. dated as of January 1, 1999 (Exhibit
                            10.12 to our Registration Statement on Form S-4/A filed
                            on October 15, 1999, File No. 333-81601).
         10.O            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Bayway Refining Company for the Sale of Steam
                            effective as of April 8, 1993 (Exhibit 10.13 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.P            -- Agreement for the Sale of Steam and Electricity dated
                            June 13, 1985 between IMTT-Bayonne and Cogen Technologies
                            NJ, Inc.; Amendment to the Agreement for the Sale of
                            Steam dated May 22, 1986 and Consent to Assignment dated
                            December 15, 1988 (Exhibit 10.54 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.Q            -- Agreement for the Sale of Steam dated as of February 27,
                            1987 between Cogen Technologies NJ Venture and Exxon
                            Company, U.S.A.; Amendment to the Agreement for the Sale
                            of Steam dated August 21, 1988 (Exhibit 10.55 to Cogen
                            Technologies Registration Statement on Form S-1/A filed
                            August 14, 1998, File No. 333-53533).
         10.R            -- Ground Lease Agreement dated as of August 1, 1990 by and between Cogen Technologies Inc., Linden Venture, L.P. and
                            Exxon Corporation (Exhibit 10.7 to Cogen Technologies
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); Amendment of the Ground Lease
                            Agreement dated as of September 27, 1991 (Exhibit
                            10.15(b) to our Registration Statement Form S-4/A filed
                            October 15, 1999, File No. 333-81601);Amendment to the
                            Ground Lease Agreement dated as of July 31, 1992 (Exhibit
                            10.15(c) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); Assignment of
                            Ground Lease Agreement dated as of April 8, 1993 (Exhibit
                            10.15(d) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); and Second
                            Amendment to Ground Lease Agreement dated April 13, 1994
                            (Exhibit 10.15(e) to our Registration Statement Form
                            S-4/A filed October 15, 1999, File No. 333-53533).
         10.S            -- Lease Agreement between Bayonne Industries, Inc.,
                            IMTT-Bayonne and Cogen Technologies NJ Venture dated
                            October 18, 1986 (Exhibit 10.58 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).
         10.T            -- Lease Agreement dated as of May 22, 1986, by and among
                            Bayonne Industries, Inc., IMTT-Bayonne and Cogen
                            Technologies NJ, Inc. (Exhibit 10.92 to our Registration
                            Statement on Form S-4/A filed on November 19, 1999, File
                            No. 333-81601).
         10.U            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies Linden Venture, L.P. and General Electric
                            Company dated June 6, 1997 (Exhibit 10.8 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533).
         10.V            -- Operation and Maintenance Agreement by and between Camden
                            Cogen L.P. and General Electric Company dated June 6,
                            1997 (Exhibit 10.45 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed on May 26, 1998,
                            File No. 333-53533).
         10.W            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies NJ Venture and General Electric Company
                            dated June 6, 1997 (Exhibit 10.64 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed on May
                            26, 1998, File No. 333-53533).
         10.X            -- Water Supply Agreement between the City of Bayonne and
                            Cogen Technologies NJ Venture dated June 1, 1998 (Exhibit
                            10.57 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.Y            -- Revised Transmission Service and Interconnection
                            Agreement between Public Service Electric and Gas Company
                            and Cogen Technologies NJ Venture dated April 27, 1987
                            (Exhibit 10.65 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533).
         10.Z            -- Energy Services Agreement dated as of February 14, 2000 between East Coast Power L.L.C., as Seller and Tosco
                            Refining, as Buyer (Exhibit 10.101 to our Registration
                            Statement 1999 Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.AA           -- Fixed Price Engineering, Procurement and Construction
                            Agreement between Cogen Technologies Linden Venture, L.P.
                            and National Energy Production Corporation, dated as of
                            June 2, 2000 (Exhibit 10.102 to our Registration
                            Statement on Form S-4/A filed on September 1, 2000, File
                            No. 333-45124).
         10.BB           -- Power Marketing Agreement dated October 1, 2001 between
                            El Paso Merchant Energy, L.P. and Mesquite Investors,
                            L.L.C.
         10.CC           -- Shared Facilities and Coordination Operation Agreement
                            and Indemnity between Jedi Linden, NB, L.L.C. and Cogen
                            Technologies Linden Venture, L.P. dated as of June 1,
                            2000 (Exhibit 10.103 to our Registration Statement Form
                            S-4/A filed on September 1, 2000, File No. 333-45124).
         10.DD           -- Guaranty Agreement dated as of June 1, 2000 by East Coast
                            Power L.L.C. in favor of Cogen Technologies Linden
                            Venture, L.P. (Exhibit 10.104 to our Registration
                            Statement Form S-4/A filed on September 1, 2000, File No.
                            333-45124).
        *10.EE           -- Camden Capacity Supply Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001.
        *10.FF           -- Bayonne Capacity Supply Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy L.P.
                            dated as of October 1, 2001.
        *10.GG           -- Letter Agreement between Cogen Technologies NJ Venture
                            and El Paso Merchant Energy, L.P. dated December 17,
                            2001.
        *10.HH           -- Bayonne Fuel Management Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy, L.P.
                            dated as of October 1, 2001.
        *10.II           -- Camden Fuel Management Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001.
        *10.JJ           -- Third Party Capacity Payments Agreement dated as of April
                            25, 2000 among Cogen Technologies Linden Venture, L.P.,
                            Cogen Technologies Linden, Ltd., State Street Bank And
                            Trust Company Of Connecticut, National Association (not
                            in its individual capacity but solely as Owner Trustee),
                            as Limited Partner; State Street Bank And Trust Company
                            Of Connecticut, National Association (Not In Its
                            Individual Capacity But Solely As Owner Trustee), As
                            Lender, and PNC Bank, N.A., as successor to Midlantic
                            National Bank, as Security Agent and as Escrow Agent.
         10.KK           -- Amended and Restated Joint Venture Agreement of Cogen
                            Technologies NJ Venture dated August 25, 1986, by and
                            among Cogen Technologies NJ, Inc., Enron Cogeneration
                            Five Company, CEA Bayonne, Inc., PSVO Bayonne, Inc. and
                            Transco Cogeneration Company (Exhibit 10.71 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533).
         10.LL           -- Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (Exhibit 10.11 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); First Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated April
                            30, 1993 (Exhibit 10.12 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); and Second Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated as of
                            February 4, 1999 (Exhibit 10.22 to our Registration
                            Statement on Form S-4 filed on October 15, 1999, File No.
                            333-81601).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.MM           -- Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd., effective as of June 28, 1989 (Exhibit
                            10.13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); First Amendment dated as of February 14, 1990
                            to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.14 13 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Second Amendment
                            dated as of July 31, 1990 to the Agreement of Limited
                            Partnership of Cogen Technologies Linden, Ltd. (Exhibit
                            10.15 13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); and Third Amendment dated as of February 4,
                            1999 to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.26 to our
                            Registration Statement on Form S-4/A filed on October 15,
                            1999, File No. 333-81601.
        *10.NN           -- First Amended and Restated Agreement of Limited
                            Partnership of Cogen Technologies Camden GP Limited
                            Partnership dated as of January 28, 2002.
        *10.OO           -- Second Amended and Restated Agreement of Limited
                            Partnership of Camden Cogen, L.P. dated as of January 28,
                            2002.
        *21              -- Subsidiaries of East Coast Power, L.L.C.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, East Coast Power L.L.C. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2002.

                                             EAST COAST POWER L.L.C.

                                             By    /s/ JOHN L. HARRISON
                                             -----------------------------------
                                                      John L. Harrison
                                                Senior Vice President, Chief
                                              Financial Officer, Treasurer, and
                                                       Class A Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of East Coast Power L.L.C. and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----
                 /s/ CLARK C. SMITH                    President                          April 15, 2002
-----------------------------------------------------  (Principal Executive Officer)
                   Clark C. Smith

                /s/ JOHN L. HARRISON                   Senior Vice President, Chief       April 15, 2002
-----------------------------------------------------  Financial Officer, Treasurer, and
                  John L. Harrison                     Class A Manager
                                                       (Principal Financial Officer)

               /s/ CECILIA T. HEILMANN                 Vice President, Managing Director  April 15, 2002
-----------------------------------------------------  and Controller
                 Cecilia T. Heilmann                   (Principal Accounting Officer)

               /s/ LARRY M. KELLERMAN                  Class A Manager                    April 15, 2002
-----------------------------------------------------
                 Larry M. Kellerman

                /s/ JOHN J. O'ROURKE                   Class A Manager                    April 15, 2002
-----------------------------------------------------
                  John J. O'Rourke

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *2.A            -- Transaction Agreement dated December 18, 2000 among East
                            Coast Power Holding Company L.L.C., ECTMI Trutta Holdings
                            LP, Enron Corp., Mesquite Investors, L.L.C. and El Paso
                            Energy Corporation.
         *2.A.1          -- First Amendment to Transaction Agreement dated January
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            TCTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation.
         *2.A.2          -- Second Amendment to Transaction Agreement dated February
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            ECTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation.
         *2.B            -- Purchase and Sale Agreement dated as of November 30, 2001 by and among General Electric Capital Corporation, Camden
                            Cogen L.P. and El Paso Corporation.
          3.A            -- Fourth Amended and Restated Limited Liability Company
                            Agreement of East Coast Power L.L.C., dated as of March
                            23, 2001 (Exhibit 3.1 to our Registration Statement on
                            Form S-4 filed August 6, 2001, File No. 333-81601).
          4.A            -- Indenture between East Coast Power L.L.C. and The Bank of
                            New York, as trustee, dated as of April 20, 1999 (Exhibit
                            4.1 to our Registration Statement Form S-4 filed June 25,
                            1999, File No. 333-81601).
          4.B            -- Registration Rights Agreement dated April 14, 1999, among
                            East Coast, NationsBanc Montgomery Securities LLC, Credit
                            Suisse First Boston Corporation, Lehman Brothers Inc. and
                            SG Cowen Securities Corporation (Exhibit 4.3 to our
                            Registration Statement Form S-4 filed on June 25, 1999,
                            File No. 333-45124).
          4.C            -- Bonneville Pacific Security Agreement dated as of
                            February 22, 2001, by Bonneville Pacific Corporation, as
                            Grantor, to The Bank of New York, as trustee (Exhibit
                            4.4(a) to our Registration Statement Form S-4/A filed
                            August 6, 2001, File No. 333-45124); First Amendment to
                            Bonneville Pacific Agreement dated February 23, 2001
                            (Exhibit 4.4(b) to our Registration Statement Form S-4/A
                            filed August 6, 2001, File No. 333-45124).
          4.D            -- Common Security Agreement dated as of April 20, 1999,
                            made by signatories thereto, as Grantors, to The Bank of
                            New York, as trustee, and to The Bank of New York, as
                            Account Collateral Securities Intermediary (Exhibit 4.5
                            to our Registration Statement on Form S-4 filed on June
                            25, 1999, File No. 333-81601).
          4.E            -- East Coast Power Holding Company Security Agreement dated
                            April 20, 1999, made by East Coast Power Holding Company,
                            L.L.C., as Grantor, to The Bank of New York, as trustee
                            (Exhibit 4.6 to our Registration Statement Form S-4 filed
                            June 25, 1999, File No. 333-81601);First Amendment to
                            East Coast Power Holding Company Security Agreement,
                            dated as of August 13, 1999 (Exhibit 4.6(a) to our
                            Registration Statement Form S-4 filed June 25, 1999, File
                            No. 333-81601); Third Amendment to East Coast Power
                            Holding Company Security Agreement dated as of February
                            23, 2001 (Exhibit 4.6(c) to our Registration Statement
                            Form S-4/A filed August 6, 2001, File No. 333-45124).
         *4.E.1          -- Second Amendment to East Coast Power Holding Company
                            Security Agreement effective as of November 16, 2000 made
                            by East Coast Power Holding Company, L.L.C. to The Bank
                            of New York.
          4.F            -- Mesquite Investors Security Agreement dated as of August
                            13, 1999, made by Mesquite Investors, L.L.C., as Grantor,
                            to The Bank of New York, as trustee (Exhibit 4.8 to our
                            Registration Statement on Form S-4/A filed October 15,
                            1999, File No. 333-81601).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.A            -- Amended and Restated Term Loan Agreement dated as of
                            September 15, 1992 between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, N.A., as trustee (Exhibit 10.9 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); First
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated April 30, 1993 (Exhibit 10.10 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); Second
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated as of February 4, 1999 (Exhibit 10.19 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.B            -- Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated as of September 17, 1992 among
                            Cogen Technologies Linden Venture, L.P., Cogen
                            Technologies Linden, Ltd., State Street Bank and Trust
                            Company of Connecticut as Limited Partner and as Lender
                            and Midatlantic National Bank; First Amendment to the
                            Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated April 30, 1993 (Exhibit 10.17 to
                            Cogen Technologies, Inc.'s Registration Statement on Form
                            S-1/A filed August 14, 1998, File No. 333-53533).
         10.C            -- Assignment and Security Agreement dated February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power funding Corporation and Assignment
                            Agreement dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company of Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.19 to Cogen Technologies, Inc.'s Registration
                            Statement Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.D            -- Collateral Agency Agreement dated as of February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement dated as of September 15, 1992 among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.20 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.E            -- Letter of Credit and Reimbursement Agreement dated as of
                            September 17, 1992 between Cogen Technologies Linden
                            Venture, L.P. and General Electric Capital Corporation
                            (Exhibit 10.27 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed on August 14, 1998, File
                            No. 333-53533).
         10.F            -- Senior Subordinated Credit Agreement dated as of December
                            29, 1999 among East Coast Power L.L.C., Bank of America,
                            N.A., as Initial Lender, and Bank of America, as Agent
                            (Exhibit 10.100 to our 1999 Form 10-K).
         10.G            -- Administrative and Gas Services Support Agreement dated effective as of April 1, 2001, by and between El Paso
                            Merchant Energy, L.P. and East Coast Power L.L.C.
                            (Exhibit 10.5(a) to our Registration Statement Form S-4/A
                            filed August 6, 2001, File No. 333-45124).
         10.H            -- Gas Service Agreement by and among Cogen Technologies
                            Linden Venture, L.P., Public Service Electric and Gas
                            Company and Elizabethtown Gas Company dated July 13, 1990
                            (Exhibit 10.4 to Cogen Technologies, Inc's Registration
                            Statement on Form S-1/A filed October 15, 1999, File No.
                            333-5353).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.I            -- Power Purchase Agreement dated as of April 14, 1989 by
                            and between Consolidated Edison of New York, Inc. and
                            Cogen Technologies, Inc. (Exhibit 10.1 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Assignment of
                            Power Purchase Agreement dated as of July 21, 1989 by
                            Cogen Technologies, Inc.'s to Cogen Technologies Linden,
                            Ltd. (Exhibit 10.8(b) to our Registration Statement on
                            Form S-4A filed on October 15, 1999, File No. 333-81601);
                            Assignment of Power Purchase Agreement dated as of
                            December 22, 1989 by Cogen Technologies Linden, Ltd. to
                            Cogen Technologies Linden Venture, L.P. (Exhibit 10.8(c)
                            to our Registration Statement Form S-4/A filed on October
                            15, 1999, File No. 333-81601); First Amendment dated
                            September 17, 1990 to Power Purchase Agreement between
                            Consolidated Edison of New York and Cogen Technologies
                            Linden Venture, L.P. (Exhibit 10.2 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); and Second Amendment dated
                            December 22, 1993 to Power Purchase Agreement (Exhibit
                            10.3 to Cogen Technologies, Inc's Registration Statement
                            on Form S-1 filed May 26, 1998, File No. 333-53533).
        *10.J            -- Third Amendment to Power Purchase Agreement dated August
                            1, 1999 by and between Cogen Technologies Linden Venture,
                            L.P. and Consolidated Edison Company of New York, Inc.
         10.K            -- Energy Purchase Agreement dated December 18, 1989 between
                            Camden Cogen, L.P. and Camden Paperboard Corporation
                            (Exhibit 10.35 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed on May 26, 1998, File No.
                            333-53533); and First Amendment dated March 5, 1992 to
                            Energy Purchase Agreement (Exhibit 10.41(b) to our
                            Registration Statement Form S-4/A filed on October 15,
                            1999, File No. 333-81601).
        *10.L            -- Camden Power Purchase/Sale Transaction Confirmation
                            between Camden Cogen L.P. and El Paso Merchant Energy
                            L.P. dated as of October 1, 2001.
        *10.M            -- Bayonne Power Purchase/Sale Transaction Confirmation
                            between Cogen Technologies NJ Venture and El Paso
                            Merchant Energy L.P. dated as of October 1, 2001.
         10.N            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Exxon Corporation for the Sale of Steam dated August
                            1, 1990, as amended and restated by agreement by and
                            between Cogen Technologies Linden Venture, L.P. and
                            Infineum USA L.P. dated as of January 1, 1999 (Exhibit
                            10.12 to our Registration Statement on Form S-4/A filed
                            on October 15, 1999, File No. 333-81601).
         10.O            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Bayway Refining Company for the Sale of Steam
                            effective as of April 8, 1993 (Exhibit 10.13 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.P            -- Agreement for the Sale of Steam and Electricity dated
                            June 13, 1985 between IMTT-Bayonne and Cogen Technologies
                            NJ, Inc.; Amendment to the Agreement for the Sale of
                            Steam dated May 22, 1986 and Consent to Assignment dated
                            December 15, 1988 (Exhibit 10.54 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).
         10.Q            -- Agreement for the Sale of Steam dated as of February 27,
                            1987 between Cogen Technologies NJ Venture and Exxon
                            Company, U.S.A.; Amendment to the Agreement for the Sale
                            of Steam dated August 21, 1988 (Exhibit 10.55 to Cogen
                            Technologies Registration Statement on Form S-1/A filed
                            August 14, 1998, File No. 333-53533).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.R            -- Ground Lease Agreement dated as of August 1, 1990 by and between Cogen Technologies Inc., Linden Venture, L.P. and
                            Exxon Corporation (Exhibit 10.7 to Cogen Technologies
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); Amendment of the Ground Lease
                            Agreement dated as of September 27, 1991 (Exhibit
                            10.15(b) to our Registration Statement Form S-4/A filed
                            October 15, 1999, File No. 333-81601);Amendment to the
                            Ground Lease Agreement dated as of July 31, 1992 (Exhibit
                            10.15(c) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); Assignment of
                            Ground Lease Agreement dated as of April 8, 1993 (Exhibit
                            10.15(d) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); and Second
                            Amendment to Ground Lease Agreement dated April 13, 1994
                            (Exhibit 10.15(e) to our Registration Statement Form
                            S-4/A filed October 15, 1999, File No. 333-53533).
         10.S            -- Lease Agreement between Bayonne Industries, Inc.,
                            IMTT-Bayonne and Cogen Technologies NJ Venture dated
                            October 18, 1986 (Exhibit 10.58 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).
         10.T            -- Lease Agreement dated as of May 22, 1986, by and among
                            Bayonne Industries, Inc., IMTT-Bayonne and Cogen
                            Technologies NJ, Inc. (Exhibit 10.92 to our Registration
                            Statement on Form S-4/A filed on November 19, 1999, File
                            No. 333-81601).
         10.U            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies Linden Venture, L.P. and General Electric
                            Company dated June 6, 1997 (Exhibit 10.8 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533).
         10.V            -- Operation and Maintenance Agreement by and between Camden
                            Cogen L.P. and General Electric Company dated June 6,
                            1997 (Exhibit 10.45 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed on May 26, 1998,
                            File No. 333-53533).
         10.W            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies NJ Venture and General Electric Company
                            dated June 6, 1997 (Exhibit 10.64 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed on May
                            26, 1998, File No. 333-53533).
         10.X            -- Water Supply Agreement between the City of Bayonne and
                            Cogen Technologies NJ Venture dated June 1, 1998 (Exhibit
                            10.57 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.Y            -- Revised Transmission Service and Interconnection
                            Agreement between Public Service Electric and Gas Company
                            and Cogen Technologies NJ Venture dated April 27, 1987
                            (Exhibit 10.65 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533).
         10.Z            -- Energy Services Agreement dated as of February 14, 2000 between East Coast Power L.L.C., as Seller and Tosco
                            Refining, as Buyer (Exhibit 10.101 to our Registration
                            Statement 1999 Form 10-K).
         10.AA           -- Fixed Price Engineering, Procurement and Construction
                            Agreement between Cogen Technologies Linden Venture, L.P.
                            and National Energy Production Corporation, dated as of
                            June 2, 2000 (Exhibit 10.102 to our Registration
                            Statement on Form S-4/A filed on September 1, 2000, File
                            No. 333-45124).
         10.BB           -- Power Marketing Agreement dated October 1, 2001 between
                            El Paso Merchant Energy, L.P. and Mesquite Investors,
                            L.L.C.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.CC           -- Shared Facilities and Coordination Operation Agreement
                            and Indemnity between Jedi Linden, NB, L.L.C. and Cogen
                            Technologies Linden Venture, L.P. dated as of June 1,
                            2000 (Exhibit 10.103 to our Registration Statement Form
                            S-4/A filed on September 1, 2000, File No. 333-45124).
         10.DD           -- Guaranty Agreement dated as of June 1, 2000 by East Coast
                            Power L.L.C. in favor of Cogen Technologies Linden
                            Venture, L.P. (Exhibit 10.104 to our Registration
                            Statement Form S-4/A filed on September 1, 2000, File No.
                            333-45124).
        *10.EE           -- Camden Capacity Supply Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001.
        *10.FF           -- Bayonne Capacity Supply Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy L.P.
                            dated as of October 1, 2001.
        *10.GG           -- Letter Agreement between Cogen Technologies NJ Venture
                            and El Paso Merchant Energy, L.P. dated December 17,
                            2001.
        *10.HH           -- Bayonne Fuel Management Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy, L.P.
                            dated as of October 1, 2001.
        *10.II           -- Camden Fuel Management Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001.
        *10.JJ           -- Third Party Capacity Payments Agreement dated as of April
                            25, 2000 among Cogen Technologies Linden Venture, L.P.,
                            Cogen Technologies Linden, Ltd., State Street Bank And
                            Trust Company Of Connecticut, National Association (not
                            in its individual capacity but solely as Owner Trustee),
                            as Limited Partner; State Street Bank And Trust Company
                            Of Connecticut, National Association (Not In Its
                            Individual Capacity But Solely As Owner Trustee), As
                            Lender, and PNC Bank, N.A., as successor to Midlantic
                            National Bank, as Security Agent and as Escrow Agent.
         10.KK           -- Amended and Restated Joint Venture Agreement of Cogen
                            Technologies NJ Venture dated August 25, 1986, by and
                            among Cogen Technologies NJ, Inc., Enron Cogeneration
                            Five Company, CEA Bayonne, Inc., PSVO Bayonne, Inc. and
                            Transco Cogeneration Company (Exhibit 10.71 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533).
         10.LL           -- Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (Exhibit 10.11 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); First Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated April
                            30, 1993 (Exhibit 10.12 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); and Second Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated as of
                            February 4, 1999 (Exhibit 10.22 to our Registration
                            Statement on Form S-4 filed on October 15, 1999, File No.
                            333-81601).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.MM           -- Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd., effective as of June 28, 1989 (Exhibit
                            10.13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); First Amendment dated as of February 14, 1990
                            to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.14 13 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Second Amendment
                            dated as of July 31, 1990 to the Agreement of Limited
                            Partnership of Cogen Technologies Linden, Ltd. (Exhibit
                            10.15 13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); and Third Amendment dated as of February 4,
                            1999 to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.26 to our
                            Registration Statement on Form S-4/A filed on October 15,
                            1999, File No. 333-81601
        *10.NN           -- First Amended and Restated Agreement of Limited
                            Partnership of Cogen Technologies Camden GP Limited
                            Partnership dated as of January 28, 2002.
        *10.OO           -- Second Amended and Restated Agreement of Limited
                            Partnership of Camden Cogen, L.P. dated as of January 28,
                            2002.
        *21              -- Subsidiaries of East Coast Power, L.L.C.