Form 10-Q
period 2002-03-31
EAST COAST POWER LLC
filed 2002-05-15
CIK 1089472

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     98.01 percent of the membership interests of East Coast Power L.L.C. is owned directly by Mesquite Investors, L.L.C., 0.99 percent of the membership interests is owned by Bonneville Pacific Corporation, and 1 percent of membership interests is owned directly or indirectly by East Coast Power Holding Company, L.L.C. Such membership interests are not publicly traded and therefore have no separate, quantifiable market value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
Operating revenues
  Electricity...............................................  $ 40.2    $  5.1
  Steam.....................................................     3.8       0.6
                                                              ------    ------
                                                                44.0       5.7
                                                              ------    ------
Operating expenses
  Fuel......................................................    20.2       3.9
  Operation and maintenance.................................     5.1       1.6
  Depreciation and amortization.............................     6.1       1.5
  General and administrative................................     3.1       1.7
                                                              ------    ------
                                                                34.5       8.7
                                                              ------    ------
Operating income (loss).....................................     9.5      (3.0)
                                                              ------    ------
Other (income) expense
  Earnings from unconsolidated affiliates...................   (15.6)    (19.1)
  Interest and other income.................................    (0.2)     (0.6)
  Interest and debt expense, net............................    17.2      21.8
                                                              ------    ------
                                                                 1.4       2.1
                                                              ------    ------
Net income (loss)...........................................  $  8.1    $ (5.1)
                                                              ======    ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                        ASSETS


Current assets
  Cash and cash equivalents.................................  $   78.0      $   43.0
  Restricted cash...........................................      12.4          12.3
  Accounts receivable, net of allowance of $3.0 million at
     March 31, 2002 and $2.9 million at December 31, 2001...      18.3          28.3
  Accounts receivable, affiliate............................       5.0           1.9
  Inventory.................................................      12.4          12.6
  Other current assets......................................       0.5           0.8
                                                              --------      --------
          Total current assets..............................     126.6          98.9
                                                              --------      --------
Investments in unconsolidated affiliates....................     731.5         745.6
Property, plant and equipment, at cost
  Property, plant and equipment.............................     392.8         276.2
  Construction in progress..................................        --         110.8
                                                              --------      --------
                                                                 392.8         387.0
  Less accumulated depreciation.............................     189.4         187.7
                                                              --------      --------
          Total property, plant and equipment, net..........     203.4         199.3
                                                              --------      --------
Other assets
  Intangible assets, net....................................     116.1         120.5
  Other.....................................................       8.6           9.0
                                                              --------      --------
                                                                 124.7         129.5
                                                              --------      --------
          Total assets......................................  $1,186.2      $1,173.3
                                                              ========      ========

                           LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable..........................................  $    6.3      $    6.0
  Accounts payable, affiliate...............................      11.5          16.4
  Current maturities of long-term debt......................      47.0          47.2
  Accrued liabilities.......................................      26.4           5.5
  Interest payable..........................................       2.9           2.9
                                                              --------      --------
          Total current liabilities.........................      94.1          78.0
                                                              --------      --------
Long-term debt, less current maturities.....................     912.3         923.6
Commitments and contingencies
Members' capital............................................     179.8         171.7
                                                              --------      --------
          Total liabilities and members' capital............  $1,186.2      $1,173.3
                                                              ========      ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                                ----------------
                                                                 2002      2001
                                                                ------    ------
Cash flows from operating activities
  Net income (loss).........................................    $  8.1    $ (5.1)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (15.6)    (19.1)
       Distributions from unconsolidated affiliates.........      29.7      33.6
     Depreciation and amortization..........................       6.1       1.5
  Working capital and other changes, net of non-cash
     transactions...........................................      20.1      (3.6)
                                                                ------    ------
          Net cash provided by operating activities.........      48.4       7.3
                                                                ------    ------
Cash flows from investing activities
  Cash paid for additional interest in Bayonne Venture......        --     (16.0)
  Advances under short-term loan to unconsolidated
     affiliate..............................................        --      (8.0)
  Repayment of short-term loan to unconsolidated
     affiliate..............................................        --       8.0
  Purchases of property, plant and equipment................      (1.9)    (12.8)
                                                                ------    ------
          Net cash used in investing activities.............      (1.9)    (28.8)
                                                                ------    ------
Cash flows from financing activities
  Principal payments on long-term debt......................     (11.5)     (9.1)
  Contributions received from members.......................        --      36.7
                                                                ------    ------
          Net cash (used in) provided by financing
           activities.......................................     (11.5)     27.6
                                                                ------    ------
Increase in cash and cash equivalents.......................      35.0       6.1
Cash and cash equivalents
  Beginning of period.......................................      43.0       4.3
                                                                ------    ------
  End of period.............................................    $ 78.0    $ 10.4
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

     Our sole business is the ownership and operation of four power generation facilities located in Camden, Linden, and Bayonne, New Jersey. The facilities are commonly referred to as Linden Venture, Camden Venture, Bayonne Venture and Linden 6 expansion.

     Our December 31, 2001 audited financial statements, as presented in our Form 10-K, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001 is derived from our audited balance sheet included in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income (loss) or members' capital.

     Our accounting policies are consistent with those discussed in our Form 10-K as of December 31, 2001, except as discussed below. You should refer to our Form 10-K as of December 31, 2001 for a further discussion of those policies.

  Asset Impairments

     Effective January 1, 2002, we began evaluating the impairment of our long-lived assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this standard had no initial impact on our financial statements.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table presents summary income statement information for our unconsolidated affiliates for the quarters ended March 31:

                                                              2002(1)    2001
                                                              -------   -------
                                                                (IN MILLIONS)
Operating revenues..........................................  $ 78.1    $ 196.6
Operating expenses..........................................   (41.8)    (150.8)
                                                              ------    -------
Net income..................................................  $ 36.3    $  45.8
                                                              ======    =======

---------------

(1) In March 2001, we acquired the remaining partnership interest in Bayonne Venture, and in December 2001, we acquired the remaining partnership interest in Camden Venture. As a result, we are the sole owner of Bayonne Venture and Camden Venture whose financial statements were consolidated during 2001. As a result, only Linden Venture is represented in 2002.

3. INVENTORY

     Our inventory is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Spare parts.................................................    $10.3        $10.5
Kerosene....................................................      2.1          2.1
                                                                -----        -----
                                                                $12.4        $12.6
                                                                =====        =====

4. DEBT AND FINANCING TRANSACTIONS

     Our debt consisted of the following:

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Long-term Debt
  Senior secured notes......................................     $614.9          $621.5
  Subordinated note with affiliates.........................      187.9           187.9
  Linden Ltd. term loan.....................................      155.9           160.8
  Bayonne equipment loan....................................        0.6             0.6
                                                                 ------          ------
                                                                  959.3           970.8
  Less current maturities...................................       47.0            47.2
                                                                 ------          ------
Long-term debt, less current maturities.....................     $912.3          $923.6
                                                                 ======          ======

5. COMMITMENTS AND CONTINGENCIES

  CONTINGENCIES

  Linden 6 Expansion Project

     During February 2000, we entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, under which we are required to construct, own and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture. Our engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron, provided for liquidated damages in the event the completion of the expansion did not occur by late October 2001. Completion of the facility was delayed. The Linden 6 expansion began commercial operations on January 25, 2002. Due to the Enron bankruptcy, the engineering, procurement and construction contract was amended to allow us to pay National Energy Production subcontractors directly, and we were precluded from collecting liquidated damages from National Energy Production until the earlier of their bankruptcy or April 30, 2002. We are currently evaluating how we should proceed with the collection process. We have fully reserved the $2.2 million receivable from National Energy Production related to the completion delay of the facility.

     Total expenditures for Linden 6 were approximately $116.5 million and have been reclassed from construction in progress to property, plant and equipment on our balance sheet as of March 31, 2002. As part of the construction costs, we capitalized interest costs of $9.8 million over the construction period.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions, contemplated by the energy services agreement, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. El Paso Corporation, our affiliate, guaranteed our obligations under this indemnity in an aggregate amount of up to $15.0 million.

  Legal Proceedings

     On June 30, 2000, Infineum USA L.P. filed an action against Linden Venture in the United States District Court for the District of New Jersey seeking actual and punitive damages. The suit claims that Linden Venture tortuously interfered with Infineum's ability to sell steam purchased from the Linden facility to Bayway Refining Company, and that such interference is in violation of federal and New Jersey antitrust laws, and in breach of Linden Venture's agreement with Infineum. Linden Venture filed an answer and a counterclaim on September 26, 2000. On December 21, 2001, the court denied Linden Venture's motion to dismiss on lack of antitrust grounds. Discovery is now proceeding. No trial date has been set.

     For each of our legal matters, we evaluate the merits of each case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. If new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of March 31, 2002, Linden Venture recorded $1.6 million for all its outstanding legal matters. While the outcome of such proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements.

  COMMITMENTS

     There have been no material changes to our agreements from those reported in our Form 10-K as of December 31, 2001 except as follows.

  Linden 6 Material Agreements

     Electricity Sale Agreements. Linden 6 entered into an energy services agreement with Tosco effective February 14, 2000 and terminating on April 30, 2017. This agreement provides for the sale of a nominated quantity of electricity of no less than 90 megawatts. The sales price for electric energy delivered is primarily based on a fixed base component plus variable factors including an operations and maintenance component, and a fuel component. Total electricity revenues under this agreement were $6.6 million for the quarter ended March 31, 2002.

     Linden 6 also entered into an electricity supply agreement with Infineum effective December 21, 2001 and terminating on January 25, 2007. This agreement provides for Tosco's requirements of electricity up to but not exceeding a maximum quantity of 10 megawatts. Total electricity revenues under this agreement were $0.5 million for the quarter ended March 31, 2002.

     In March 2002, Public Service Electric agreed to buy electricity generated by Linden 6 but not purchased by Tosco. Total electricity revenues from Public Service Electric and Gas Company were $1.0 million for the quarter ended March 31, 2002.

     The electricity sale agreements qualify for the "normal sales" exclusion under SFAS No. 133 and, accordingly, are not accounted for as derivative instruments. We evaluate the agreements on a regular basis to verify that the exclusion continues to apply.

     Gas Purchase Agreements. Under the terms of our energy services agreement with Tosco, Linden 6 may purchase fuel for the operation of our facility with approval from Tosco for any contract with a term greater than six months. Tosco also has the option, with 30 days notice, to arrange for delivery of fuel to us from Public Service Electric. Linden 6 provides Tosco with a credit for all Public Service Electric charges they may incur.

     In February 2002, Linden 6 contracted with Conectiv Energy Supply, Inc. to purchase natural gas up to 50,000 million British thermal units per day through November 2005 at an index price plus $0.04 per million British thermal units. Included in fuel expenses was $1.0 million recognized under this agreement for the quarter ended March 31, 2002.

     The gas purchase agreements qualify for the "normal purchase" exclusion under SFAS No. 133 and, accordingly, are not accounted for as derivative instruments. We evaluate the agreements on a regular basis to verify that the exclusion continues to apply.

     Gas Transportation Agreement. Linden 6 operates under a gas services agreement between the Tosco and Public Service Electric. This agreement requires Public Service Electric to provide non-firm transportation within their system for up to 70,000 million cubic feet of natural gas per day to the Linden 6 facility at the published tariff rate and shall continue until April 30, 2017. Included in fuel expenses is $0.3 million recognized under this agreement for the quarter ended March 31, 2002.

     Standby Service Agreement. In January 2002, Linden 6 contracted with Public Service Electric to purchase standby electric service should the facility fail to operate. The maximum electric requirement that can be used by Linden 6 at any time and under any circumstance during the year is 100 megawatts. This agreement expires on January 25, 2003. Fees under this agreement were approximately $0.4 million during the quarter ended March 31, 2002.

  Standby Letters of Credit

     Under our loan agreements and other commercials commitments, we maintained letters of credit in the amount of $64.5 million as of March 31, 2002. No amounts have been drawn under these letters of credit.

6. RESTRUCTURING OF POWER PURCHASE AGREEMENT

  Jersey Central Power and Light

     On February 27, 2002, we reached an agreement, subject to lender, partner, and other unaffiliated party approval, with Jersey Central Power to restructure the long-term power purchase agreement relating to our Bayonne Venture facility. Completion of the restructuring is subject to customary conditions to closing for similar transactions, including prior approval by the New Jersey Board of Public Utilities. However, since many of the conditions to closing, such as securing financing, are outside of our control, we cannot assure that we will be able to complete the restructuring. We also agreed with Public Service Electric to modifications of gas services agreements and an interconnection agreement relating to the Bayonne facility effective upon the consummation of the restructuring.

     The restructuring could be deemed a power contract buyout under the indenture executed in connection with our notes, in which case we would be required to seek confirmation from the rating agencies that the restructuring will not cause a rating downgrade.

7. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

8. RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2002, we purchased fuel from El Paso Merchant of approximately $10.6 million and we recognized revenues of $7.2 million related to electricity sales to El Paso Merchant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 should be read in conjunction with information disclosed in our Form 10-K for the year ended December 31, 2001 dated April 15, 2002, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

LINDEN 6 EXPANSION PROJECT

     The Linden 6 facility, a 172-megawatt cogeneration facility operates on part of the existing Linden site under a sublease entered into with Linden Venture. Linden 6 is owned and operated by one of our wholly owned subsidiaries. The Linden 6 expansion began commercial operations on January 25, 2002. Linden 6 was constructed at a total cost of $116.5 million, which includes capitalized interest costs of $9.8 million. Upon its completion in January 2002, we classified these costs as part of property, plant, and equipment.

RESULTS OF OPERATIONS

     The following are our results for the first quarter of 2002 compared to the first quarter of 2001. The operating results discussed below are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
                                                                (IN MILLIONS)
Operating revenues..........................................  $ 44.0     $  5.7
Operating expenses..........................................    34.5        8.7
                                                              ------     ------
     Operating income (loss)................................     9.5       (3.0)
Earnings from unconsolidated affiliates.....................    15.6       19.1
Interest and other income...................................     0.2        0.6
Interest and debt expense...................................   (17.2)     (21.8)
                                                              ------     ------
     Net income (loss)......................................  $  8.1     $ (5.1)
                                                              ======     ======

  First Quarter 2002 Compared to First Quarter 2001

     Operating revenues for the quarter ended March 31, 2002, were $38.3 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001 as a result of our purchases of their outstanding partnership interests. The increase was also from Linden 6 becoming operational in January 2002.

     Operating expenses for the quarter ended March 31, 2002, were $25.8 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001 and from Linden 6 becoming operational in January 2002.

     Earnings from unconsolidated affiliates for the quarter ended March 31, 2002, were $3.5 million lower than the same period in 2001. The decrease was due primarily to the consolidation of Bayonne Venture from March 13, 2001 and Camden Venture from December 1, 2001. As a result, Bayonne Venture's and Camden Venture's earnings are consolidated into the operating results for the quarter ended March 31, 2002, whereas they were presented as earnings from unconsolidated affiliates for the same period in 2001.

     Interest expense decreased by $4.6 million for the quarter ended March 31, 2002, compared to the same period in 2001 due primarily to a lower outstanding debt balance.

LIQUIDITY AND CAPITAL RESOURCES

  Cash from Operating Activities

     Net cash provided by our operating activities was $48.4 million for the quarter ended March 31, 2002, compared to $7.3 million for 2001. The increase was primarily due to Linden 6 operations that began in January 2002.

  Cash from Investing Activities

     Net cash used in our investing activities was $1.9 million for the quarter ended March 31, 2002. Our 2002 investing activities consisted of additions to property, plant and equipment in connection with the Linden 6 expansion.

     Our expected capital expenditures for the remainder of 2002 are expected to be approximately $3.0 million. Future capital expenditures by us will be financed by cash flows from operations or cash contributions by our members.

  Cash from Financing Activities

     Net cash used in our financing activities was $11.5 million for the quarter ended March 31, 2002. The 2002 activity includes payments to retire long-term debt.

  Future Liquidity

     Our primary source of liquidity is cash generated in the form of operating revenues or distributions from unconsolidated affiliates arising from power sales under existing and restructured power purchase agreements less the cost of those sales and cash contributed by our members. We currently intend to restructure our power purchase agreements at our Linden and Bayonne facilities. While we expect our future revenues to decline as a result of these power purchase agreement restructurings, we intend to reduce our debt service obligations contemporaneously such that our cash from operations will continue to be our primary source of liquidity.

     Our loan agreements require us to maintain compliance with certain financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of March 31, 2002.

COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

RESTRUCTURING OF POWER PURCHASE AGREEMENT

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our quantitative and qualitative market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          None.

     b. Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EAST COAST POWER L.L.C.

Date: May 15, 2002                               /s/ JOHN L. HARRISON
                                          --------------------------------------
                                                     John L. Harrison
                                                  Vice President, Senior
                                                    Managing Director
                                              (Principal Financial Officer)

Date: May 15, 2002                              /s/ CECILIA T. HEILMANN
                                          --------------------------------------
                                                   Cecilia T. Heilmann
                                                 Vice President, Managing
                                                 Director and Controller
                                              (Principal Accounting Officer)