Form 10-Q
period 2002-06-30
EAST COAST POWER LLC
filed 2002-08-14
CIK 1089472

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED    SIX MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                             ---------------   -----------------
                                                              2002     2001     2002      2001
                                                             ------   ------   -------   -------
Operating revenues
  Electricity..............................................  $ 43.8   $ 30.4   $ 84.0    $ 35.6
  Steam....................................................     5.7      1.7      9.5       2.2
                                                             ------   ------   ------    ------
                                                               49.5     32.1     93.5      37.8
                                                             ------   ------   ------    ------
Operating expenses
  Fuel.....................................................    29.0     16.7     49.2      20.6
  Operation and maintenance................................     8.5      3.7     13.6       5.3
  Depreciation and amortization............................     6.4      6.7     12.5       8.0
  General and administrative...............................     5.7      1.6      8.8       3.4
                                                             ------   ------   ------    ------
                                                               49.6     28.7     84.1      37.3
                                                             ------   ------   ------    ------
Operating income (loss)....................................    (0.1)     3.4      9.4       0.5
                                                             ------   ------   ------    ------
Other (income) expense
  Earnings from unconsolidated affiliates..................   (27.4)   (36.1)   (43.0)    (55.2)
  Interest and other income................................    (0.3)    (0.8)    (0.5)     (1.4)
  Interest and debt expense, net...........................    17.5     22.3     34.7      44.1
                                                             ------   ------   ------    ------
                                                              (10.2)   (14.6)    (8.8)    (12.5)
                                                             ------   ------   ------    ------
Net income.................................................  $ 10.1   $ 18.0   $ 18.2    $ 13.0
                                                             ======   ======   ======    ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                       ASSETS


Current assets
  Cash and cash equivalents.................................  $   71.8     $   43.0
  Restricted cash...........................................      12.4         12.3
  Accounts receivable, net of allowance of $2.4 million at
     June 30, 2002 and $2.9 million at December 31, 2001....      26.4         28.3
  Accounts receivable, affiliate............................       5.1          1.9
  Inventory.................................................      14.2         12.6
  Other current assets......................................       0.6          0.8
                                                              --------     --------
          Total current assets..............................     130.5         98.9
                                                              --------     --------
Investments in unconsolidated affiliates....................     726.9        745.6
Property, plant and equipment, at cost
  Property, plant and equipment.............................     393.0        276.2
  Construction in progress..................................        --        110.8
                                                              --------     --------
                                                                 393.0        387.0
  Less accumulated depreciation.............................     191.3        187.7
                                                              --------     --------
          Total property, plant and equipment, net..........     201.7        199.3
                                                              --------     --------
Other assets
  Intangible assets, net....................................     111.6        120.5
  Deferred financing costs, net.............................       8.5          9.0
                                                              --------     --------
                                                                 120.1        129.5
                                                              --------     --------
          Total assets......................................  $1,179.2     $1,173.3
                                                              ========     ========

                          LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable..........................................  $    7.9     $    6.0
  Accounts payable, affiliate...............................       7.1         16.4
  Current maturities of long-term debt......................      47.4         47.2
  Accrued liabilities.......................................      43.9          5.5
  Interest payable..........................................       2.9          2.9
                                                              --------     --------
          Total current liabilities.........................     109.2         78.0
                                                              --------     --------
Long-term debt, less current maturities.....................     900.2        923.6
Commitments and contingencies
Members' capital............................................     169.8        171.7
                                                              --------     --------
          Total liabilities and members' capital............  $1,179.2     $1,173.3
                                                              ========     ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2002      2001
                                                                ------    ------
Cash flows from operating activities
  Net income................................................    $ 18.2    $ 13.0
  Adjustments to reconcile net income to net cash from
     operating activities
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (43.0)    (55.2)
       Distributions from unconsolidated affiliates.........      61.7      68.8
     Depreciation and amortization..........................      12.5       8.0
     Amortization of deferred financing costs...............       0.5       0.2
  Working capital and other changes, net of non-cash
     transactions...........................................      28.3      (4.1)
                                                                ------    ------
          Net cash provided by operating activities.........      78.2      30.7
                                                                ------    ------
Cash flows from investing activities
  Cash paid for additional interest in Bayonne Venture......        --     (16.0)
  Advances under short-term loan to unconsolidated
     affiliate..............................................        --      (8.0)
  Repayment of short-term loan to unconsolidated
     affiliate..............................................        --       8.0
  Purchases of property, plant and equipment................      (6.0)    (23.8)
                                                                ------    ------
          Net cash used in investing activities.............      (6.0)    (39.8)
                                                                ------    ------
Cash flows from financing activities
  Principal payments on long-term debt......................     (23.2)    (19.6)
  Contributions received from members.......................        --      36.7
  Distribution paid to members..............................     (20.1)       --
  Change in restricted cash.................................      (0.1)     (1.5)
                                                                ------    ------
          Net cash (used in) provided by financing
           activities.......................................     (43.4)     15.6
                                                                ------    ------
Increase in cash and cash equivalents.......................      28.8       6.5
Cash and cash equivalents
  Beginning of period.......................................      43.0       4.3
                                                                ------    ------
  End of period.............................................    $ 71.8    $ 10.8
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

     Our sole business is the ownership and operation of four power generation facilities located in Camden, Linden, and Bayonne, New Jersey. The facilities are commonly referred to as Linden Venture, Camden Venture, Bayonne Venture and Linden 6.

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our December 31, 2001 audited financial statements on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001 is derived from our audited balance sheet included in our Form 10-K. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or members' capital.

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

  Derivatives Implementation Group Issue C-16

     In September 2001, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) cleared guidance on Issue C-16, Scope
Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of fuel at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. This guidance requires companies to account for these contracts as derivative instruments under SFAS No. 133, as amended, and requires them to be recorded at their fair value. We use fuel supply contracts in our power producing operations and currently do not reflect them in our balance sheet since they are not classified as derivative instruments under SFAS No. 133, as amended, under its current interpretation. This guidance became effective April 1, 2002. The implementation of this guidance had no impact on our financial statements.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table presents summary statement of operations information for our unconsolidated affiliates for the quarter and six months ended June 30, 2002 and 2001:

                                                      QUARTER ENDED     SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                    -----------------   -----------------
                                                    2002(1)    2001     2002(1)    2001
                                                    -------   -------   -------   -------
                                                                (IN MILLIONS)
Operating revenues................................  $101.9    $148.2    $180.0    $ 344.8
Operating expenses................................   (53.1)    (88.6)    (94.9)    (239.4)
                                                    ------    ------    ------    -------
Net income........................................  $ 48.8    $ 59.6    $ 85.1    $ 105.4
                                                    ======    ======    ======    =======

---------------

(1) In March 2001, we acquired the remaining partnership interest in Bayonne Venture and, in December 2001, we acquired the remaining partnership interest in Camden Venture. As a result, we are the sole owner of Bayonne Venture and Camden Venture whose financial statements were consolidated during 2001, and, only Linden Venture is represented in 2002.

3. INVENTORY

     Our inventory is as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                   (IN MILLIONS)
Spare parts.................................................   $11.5        $10.5
Kerosene....................................................     2.7          2.1
                                                               -----        -----
                                                               $14.2        $12.6
                                                               =====        =====

4. DEBT AND FINANCING TRANSACTIONS

     Our debt consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                   (IN MILLIONS)
Long-term debt
  Senior secured notes......................................   $608.1       $621.5
  Subordinated note with affiliates.........................    187.9        187.9
  Linden Ltd. term loan.....................................    151.0        160.8
  Bayonne equipment loan....................................      0.6          0.6
                                                               ------       ------
                                                                947.6        970.8
  Less current maturities...................................     47.4         47.2
                                                               ------       ------
Long-term debt, less current maturities.....................   $900.2       $923.6
                                                               ======       ======

5. COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     There have been no material changes to our agreements from those reported in our Form 10-K as of December 31, 2001, except as follows.

  Linden 6 Material Agreements

     Electricity Sale Agreements. Linden 6 entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, effective February 14, 2000 and terminating on April 30, 2017. This agreement was amended in January 2002 to clarify how charges incurred by Tosco pursuant to a contract between Tosco and Public Service Electric and Gas Company would be treated under this agreement. This agreement provides for the sale of a nominated quantity of electricity of no less than 90 megawatts. The sales price for electric energy delivered is primarily based on a fixed base component plus variable factors including an operations and maintenance component, and a fuel component. Total electricity revenues under this agreement were $16.0 million for the six months ended June 30, 2002.

     Linden 6 also entered into an electricity supply agreement with Infineum effective December 21, 2001 and terminating on January 25, 2007. This agreement provides for Infineum's requirements of electricity up to but not exceeding a maximum quantity of 10 megawatts. Total electricity revenues under this agreement were $1.1 million for the six months ended June 30, 2002.

     In March 2002, Public Service Electric agreed to buy electricity generated by Linden 6 but not purchased by Tosco. Total electricity revenues from Public Service Electric were $2.4 million for the six months ended June 30, 2002.

     The electricity sale agreements qualify for the "normal sales" exclusion under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and, accordingly, are not accounted for as derivative instruments. We evaluate the agreements on a regular basis to verify that the exclusion continues to apply.

     Gas Purchase Agreements. Under the terms of our energy services agreement with Tosco, Linden 6 may purchase fuel for the operation of our facility with approval from Tosco for any contract with a term greater than six months. Tosco also has the option, with 30 days notice, to arrange for delivery of fuel to us from Public Service Electric. Linden 6 provides Tosco with a credit for all Public Service Electric charges they may incur. Included in fuel expenses was $10.7 million for the six months ended June 30, 2002.

     In February 2002, Linden 6 contracted with Conectiv Energy Supply, Inc. to purchase natural gas up to 50,000 million British thermal units per day through November 2005 at an index price plus $0.04 per million British thermal unit. Included in fuel expenses was $4.5 million recognized under this agreement for the six months ended June 30, 2002.

     The gas purchase agreements qualify for the "normal purchase" exclusion under SFAS No. 133, as amended, and, accordingly, are not accounted for as derivative instruments. We evaluate the agreements on a regular basis to verify that the exclusion continues to apply.

     During 2002, Linden 6 purchased natural gas from El Paso Merchant Energy, L.P., our affiliates, at an index price plus $0.04 per million British thermal unit. Included in fuel expenses was $1.4 million for the six months ended June 30, 2002.

     Gas Transportation Agreement. Linden 6 operates under a gas services agreement between Tosco and Public Service Electric. This agreement requires Public Service Electric to provide non-firm transportation within their system for up to 70 million cubic feet of natural gas per day to the Linden 6 facility at the published tariff rate and shall continue until April 30, 2017. Included in fuel expenses is $0.7 million recognized under this agreement for the six months ended June 30, 2002.

     Standby Service Agreement. In January 2002, Linden 6 contracted with Public Service Electric to purchase standby electric service should the facility fail to operate. The maximum electric requirement that can be purchased by Linden 6 at any time and under any circumstance during the year is 100 megawatts. This agreement expires on January 25, 2003. Fees under this agreement were approximately $1.4 million during the six months ended June 30, 2002.

  Standby Letters of Credit

     Under our loan agreements and other commercial commitments, we maintained letters of credit in the amount of $57.7 million as of June 30, 2002. No amounts have been drawn under these letters of credit.

  CONTINGENCIES

  Linden 6 Project

     During February 2000, we entered into an energy services agreement with Tosco under which we are required to construct, own and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture. Our engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron, provided for liquidated damages in the event the completion of the expansion did not occur by late October 2001. Completion of the facility was delayed. Linden 6 began commercial operations on January 25, 2002. Due to the Enron bankruptcy, the engineering, procurement and construction contract was amended to allow us to pay National Energy Production subcontractors directly, and we were precluded from collecting liquidated damages from National Energy Production until the earlier of their bankruptcy or April 30, 2002. We have a $2.2 million receivable for liquidated damages from National Energy Production which is fully reserved. National Energy Production filed for bankruptcy on May 20, 2002. We are preparing to file a bankruptcy claim against National Energy Production for liquidated damages of $2.2 million due to us. National Energy Production's subcontractors have filed liens totaling approximately $20.6 million against the Linden 6 facility to secure claims for amounts due to them and unpaid by National Energy Production. Proceedings have begun in the New Jersey state court to have the liens released from the Linden 6 facility. Under state law, Linden 6 is required to pay to the subcontractors only that portion of the total contract price that has not yet been paid to National Energy Production. In August 2002, we paid $10.4 million in order to have all of the liens released on the facility. Such liabilities were previously accrued.

     Total expenditures for Linden 6 were approximately $116.5 million and have been reclassed from construction in progress to property, plant and equipment on our balance sheet as of June 30, 2002. As part of the construction costs, we capitalized interest costs of $9.8 million over the construction period.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions contemplated by the energy services agreement, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. El Paso Corporation, our affiliate, guaranteed our obligations under this indemnity in an aggregate amount of up to $15.0 million.

  Legal Proceedings

     On June 30, 2000, Infineum filed an action against Linden Venture in the United States District Court for the District of New Jersey seeking actual and punitive damages. The suit claims that Linden Venture tortuously interfered with Infineum's ability to sell steam purchased from the Linden facility to Bayway Refining Company, and that such interference is in violation of federal and New Jersey antitrust laws, and in breach of Linden Venture's agreement with Infineum. Linden Venture filed an answer and a counterclaim on September 26, 2000. On December 21, 2001, the court denied Linden Venture's motion to dismiss for lack of antitrust standing. Discovery is now proceeding. The court has ordered the parties to mediate the dispute. A conference with the judge on this matter has been scheduled for the middle of September 2002.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2002, we had reserves totaling $1.5 million for all outstanding legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect that the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our financial position, results of operations or cash flows.

6. RESTRUCTURING OF POWER PURCHASE AGREEMENT

  Jersey Central Power and Light

     On February 27, 2002, we reached an agreement, subject to lender, partner, and other unaffiliated party approval, with Jersey Central Power to restructure the long-term power purchase agreement relating to our Bayonne Venture facility. Completion of the restructuring is subject to customary conditions to closing for similar transactions, including prior approval by the New Jersey Board of Public Utilities, which was received in May 2002. However, since many of the conditions to closing, such as securing financing, are outside of our control, we cannot assure that we will be able to complete the restructuring. We also agreed with Public Service Electric to modifications of the gas services and interconnection agreements relating to the Bayonne facility effective upon the consummation of the restructuring.

     The restructuring could be deemed a power purchase agreement buyout under the indenture executed in connection with our notes, in which case we would be required to seek confirmation from the rating agencies that the restructuring will not cause a rating downgrade.

7. NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

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

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. When we adopt SFAS No. 145, we will be required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. If we routinely extinguish debt early, the gain or loss may be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002. The provisions of this statement will impact any exit or disposal activities after January 1, 2003.

8. RELATED PARTY TRANSACTIONS

     During the quarter and six months ended June 30, 2002, we purchased fuel from El Paso Merchant, our affiliate, totaling $13.2 million and $24.0 million and we recognized revenues of $7.2 million and $14.4 million related to electricity sales to El Paso Merchant.

     As of June 30, 2002, we had affiliate notes payable of $187.9 million. For the quarter and six months ended June 30, 2002, we incurred interest expense of $4.2 million and $8.5 million associated with these notes. Additionally, for the six months ended June 30, 2002, we recorded $0.1 million for a guarantee fee due to our affiliate in accrued liabilities.

     We entered into a management agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of approximately $3.6 million per year which is adjusted annually for increases in the Consumer Price Index and is renewed annually. We recorded operating expenses associated with this agreement of $0.9 million and $1.8 million for the quarter and six months ended June 30, 2002.

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

LINDEN 6 PROJECT

     The Linden 6 facility, a 172-megawatt cogeneration facility operates on part of the existing Linden site under a sublease entered into with Linden Venture. Linden 6 is owned and operated by one of our wholly owned subsidiaries. Linden 6 began commercial operations on January 25, 2002. Linden 6 was constructed at a total cost of $116.5 million, which includes capitalized interest costs of $9.8 million. Upon its completion in January 2002, we classified these costs as part of property, plant, and equipment.

RESTRUCTURING OF CAMDEN AND BAYONNE POWER PURCHASE AGREEMENTS

     Many domestic power plants have long-term power purchase agreements with regulated utilities that were entered into under the Public Utility Regulatory Policies Act of 1978 (PURPA). The power sold to the utility under the PURPA contracts is required to be delivered from a specified power generation plant at power prices that are usually significantly higher than the cost of power in the wholesale power market. The cost of generating power at these PURPA power plants is typically higher than the cost that would be incurred by obtaining the power in the wholesale power generation market, principally because PURPA power plants are less efficient than newer power generation facilities.

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreements are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis, as power is generated and sold to the utility. As part of the restructuring, any related fuel supply and steam contracts are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment, and the restructured power purchase agreement is adjusted to their estimated fair value. The restructured power purchase agreement can then be sold, or the entity that the power purchase agreement is contributed to can enter into an offsetting, or mirror, power purchase agreement. In cases when our affiliate enters into a mirror power purchase agreement, our affiliate uses the restructured power purchase agreement, and the mirror power purchase agreement, along with the fixed price spread between these contracts, as collateral to obtain financing. The offsetting power purchase agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient to meet the obligations under the restructured power purchase agreement.

     On May 23, 2001, we reached an agreement to restructure the long-term power purchase agreements with Public Service Electric at our Camden Venture and Bayonne Venture facilities. On July 19, 2001, the New Jersey Board of Public Utilities approved the restructurings, and we received written approval on July 27, 2001. This order became final and non-appealable on September 11, 2001, and the restructuring was completed on December 12, 2001.

     In the restructurings, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific Corporation and Mesquite Investors, L.L.C. Our common members, in turn, contributed the power purchase agreements to our affiliate, Cedar Brakes II, L.L.C., causing the restructured power purchase agreement to become effective. In addition, our Camden Venture and Bayonne Venture facilities were released from their obligations under their power purchase agreements with Public

Service Electric. Camden Venture began operations under an agreement with El Paso Merchant on December 13, 2001. Additionally, Bayonne Venture began operations under an agreement with El Paso Merchant on December 13, 2001, for approximately 24 percent of the electric energy produced by the Bayonne facility that had previously been purchased by Public Service Electric. As a result of the distribution of Bayonne Venture and Camden Venture's power purchase agreements, and the changes in the operations of these ventures following those distributions, we reevaluated the carrying amount of our plant assets and recorded an impairment charge of $62.8 million on our Camden facility and an impairment charge of $4.5 million on our Bayonne facility to report these assets at their estimated fair values. These charges were reflected in our consolidated statement of operations for the year ended December 31, 2001. The estimated fair value of our plants was based on sales data on similar plants, adjusted for liquidity in the marketplace and locational differences.

     In conjunction with the restructurings, we retired $44.7 million of Camden Venture project level debt and $55.1 million of Bayonne Venture project level debt in 2001. As a result of the early retirement of debt, we also incurred extraordinary costs of $13.8 million at Bayonne Venture and incurred extraordinary costs of $10.1 million at Camden Venture. These costs were reported as extraordinary items in our consolidated statement of operations for the year ended December 31, 2001.

     The restructurings constituted a power purchase agreement buyout under our indenture executed in connection with our senior secured notes. We received confirmation from the ratings agencies that the restructurings did not cause a rating downgrade provided that we redeem a portion of our notes. Consequently, we redeemed $176.4 million of our notes on December 12, 2001.

RESULTS OF OPERATIONS

     The following are our results for the second quarter of 2002 compared to the second quarter of 2001 and for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The operating results discussed below are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.

                                                      QUARTER ENDED    SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     ---------------   -----------------
                                                      2002     2001     2002      2001
                                                     ------   ------   -------   -------
                                                                (IN MILLIONS)
Operating revenues.................................  $ 49.5   $ 32.1   $ 93.5    $ 37.8
Operating expenses.................................    49.6     28.7     84.1      37.3
                                                     ------   ------   ------    ------
     Operating income (loss).......................    (0.1)     3.4      9.4       0.5
Earnings from unconsolidated affiliates............    27.4     36.1     43.0      55.2
Interest and other income..........................     0.3      0.8      0.5       1.4
Interest and debt expense, net.....................   (17.5)   (22.3)   (34.7)    (44.1)
                                                     ------   ------   ------    ------
     Net income....................................  $ 10.1   $ 18.0   $ 18.2    $ 13.0
                                                     ======   ======   ======    ======

  Second Quarter 2002 Compared to Second Quarter 2001

     Operating revenues for the quarter ended June 30, 2002, were $17.4 million higher than the same period in 2001. The increase was due to the consolidation of Camden Venture beginning in December 2001, as a result of our purchase of its outstanding partnership interests, resulting in additional revenue of $4.4 million. This increase in revenues would have been higher had the Camden facility not been operating as a merchant facility. The increase was also due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional revenue of $15.6 million. These increases were offset by a decrease in operating revenues at Bayonne Venture of $2.6 million, due to the restructured power purchase agreement with El Paso Merchant.

     Operating expenses for the quarter ended June 30, 2002, were $20.9 million higher than the same period in 2001. The increase was due to the consolidation of Camden Venture beginning in December 2001 resulting in $8.4 million of additional operating expenses and from the commencement of commercial operations at Linden 6 in January 2002 resulting in additional operating expenses of $13.3 million. The increase in operating expenses would have been higher had the Camden facility not been operating as a merchant facility. Operating expenses increased by $1.7 million due to an increase in management fees. These increases were offset by a decrease in operating expenses at Bayonne Venture of $2.5 million, due to the restructured power purchase agreement with El Paso Merchant.

     Earnings from unconsolidated affiliates for the quarter ended June 30, 2002, were $8.7 million lower than the same period in 2001. The decrease was due primarily to the consolidation of Camden Venture from December 1, 2001. As a result, Camden Venture's earnings are consolidated into the operating results for the quarter ended June 30, 2002, whereas they were presented as earnings from unconsolidated affiliates for the same period in 2001.

     Interest and debt expense, net decreased by $4.8 million for the quarter ended June 30, 2002, compared to the same period in 2001 due primarily to a lower outstanding debt balance, as a result of the power contract restructurings.

  Six Months Ended 2002 Compared to Six Months Ended 2001

     Operating revenues for the six months ended June 30, 2002, were $55.7 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001, as a result of our purchases of their outstanding partnership interests. Operating revenues increased by $20.7 million due to the consolidation of Bayonne Venture and $8.8 million due to the consolidation of Camden Venture. The increase in revenues would have been higher had the Camden facility not been operating as a merchant facility. The increase was also due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional operating revenues of approximately $19.5 million relating to electricity sales and approximately $6.7 million relating to steam sales to our affiliate.

     Operating expenses for the six months ended June 30, 2002, were $46.8 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001 and from the commencement of operations at Linden 6 in January 2002. Operating expenses increased by $12.4 million due to the consolidation of Bayonne Venture and $13.2 million due to the consolidation of Camden Venture. The increase in operating expenses would have been higher had the Camden facility not been operating as a merchant facility. An increase of $21.2 million in operating expenses is attributed to the commencement of operations at Linden 6.

     Earnings from unconsolidated affiliates for the six months ended June 30, 2002, were $12.2 million lower than the same period in 2001. The decrease was due primarily to the consolidation of Bayonne Venture from March 13, 2001 and Camden Venture from December 1, 2001. As a result, Bayonne Venture's and Camden Venture's earnings are consolidated into the operating results for the six months ended June 30, 2002, whereas they were presented as earnings from unconsolidated affiliates for the same period in 2001.

     Interest and debt expense, net decreased by $9.4 million for the six months ended June 30, 2002, compared to the same period in 2001 due primarily to a lower outstanding debt balance as a result of the power contract restructurings.

LIQUIDITY AND CAPITAL RESOURCES

  Cash from Operating Activities

     Net cash provided by our operating activities was $78.2 million for the six months ended June 30, 2002, compared to $30.7 million for 2001. The increase was primarily due to Linden 6 operations that began in January 2002, lower fuel costs at Bayonne Venture and reimbursement of 2001 fuel costs at Linden Venture which were received in 2002.

  Cash from Investing Activities

     Net cash used in our investing activities was $6.0 million for the six months ended June 30, 2002. Our 2002 investing activities consisted of additions to property, plant and equipment in connection with the Linden 6 expansion.

     Our capital expenditures for the remainder of 2002 are expected to be approximately $2.7 million. Future capital expenditures by us will be financed by cash flows from operations or cash contributions by our members.

  Cash from Financing Activities

     Net cash used in our financing activities was $43.4 million for the six months ended June 30, 2002. The 2002 activity includes payments to retire long-term debt and distributions paid to our members.

  Future Liquidity

     Our primary source of liquidity is cash generated in the form of operating revenues or distributions from unconsolidated affiliates arising from power sales under existing and restructured power purchase agreements less the cost of those sales and cash contributed by our members. We currently intend to restructure our power purchase agreements at our Linden Venture and the Jersey Central Power portion of our Bayonne Venture facilities. Although the ultimate outcome relating to the consummation of the restructuring is not known at this time, the following could affect our financial statements and future liquidity, if the restructurings become effective: (i) we may sell or contribute the power purchase agreements to an affiliate; (ii) the facility will operate on a merchant basis; (iii) our assets, including the merchant facility, will be evaluated for possible impairment; (iv) all costs associated with the restructuring may be paid or accrued; (v) plant improvements may be necessary to make the plant ready for merchant operations; (vi) we may be required to redeem bonds pursuant to the terms of the indenture; and (vii) debt may be issued by us. While we expect our future revenues to decline as a result of these power purchase agreement restructurings, we intend to reduce our debt service obligations contemporaneously such that our cash from operations will continue to be our primary source of liquidity.

     Our loan agreements require us to maintain compliance with financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of June 30, 2002.

  Distributions

     Distributions to our members are limited by our senior secured bond indenture. As permitted by the senior secured bond indenture, a distribution of $20.1 million was paid to our members during June 2002. As of June 30, 2002, our ability to make distributions is limited to $35.4 million.

COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       *99.A         Certification of President (Principal Executive Officer)
                     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.
       *99.B         Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the United States Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

     b. Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EAST COAST POWER L.L.C.

Date: August 14, 2002                            /s/ JOHN L. HARRISON
                                          --------------------------------------
                                                     John L. Harrison
                                          Senior Vice President, Chief Financial
                                                         Officer,
                                              Treasurer and Class A Manager
                                              (Principal Financial Officer)

Date: August 14, 2002                           /s/ CECILIA T. HEILMANN
                                          --------------------------------------
                                                   Cecilia T. Heilmann
                                                 Vice President, Managing
                                                 Director and Controller
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       *99.A         Certification of President (Principal Executive Officer)
                     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

       *99.B         Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.