Form 10-Q/A
period 2002-03-31
EAST COAST POWER LLC
filed 2002-11-14
CIK 1089472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-Q/A

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


                       COMMISSION FILE NUMBER: 333-81601


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     We are filing this amended quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2002, to restate our financial statements for the quarter ended March 31, 2002 to reflect lower electricity sales revenues for that quarter. In November 2002, we determined that our financial statements as filed in our Form 10-Q for the quarterly period ended March 31, 2002 did not include the impact of an agreement that our parent company, Mesquite Investors, L.L.C., entered into with El Paso Merchant Energy, L.P., our affiliate. This agreement has the effect of subsidizing the payments that El Paso Merchant makes to one of our subsidiaries under a power purchase agreement between El Paso Merchant and our subsidiary. As a result of the restatement, our operating revenues, operating income and net income are lower than we originally reported by $1.6 million for the quarter ended March 31, 2002. The restatement has no impact on our condensed consolidated balance sheet or our cash flows from operating, investing or financing activities.



     The principal effects of the restatement on the condensed consolidated financial statements are set forth in Note 1 to the condensed consolidated financial statements contained in this Form 10-Q/A.



     For purposes of this Form 10-Q/A, each item of the Form 10-Q for the quarterly period ended March 31, 2002, as originally filed, that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
Operating revenues
  Electricity...............................................  $ 38.6    $  5.1
  Steam.....................................................     3.8       0.6
                                                              ------    ------
                                                                42.4       5.7
                                                              ------    ------
Operating expenses
  Fuel......................................................    20.2       3.9
  Operation and maintenance.................................     5.1       1.6
  Depreciation and amortization.............................     6.1       1.5
  General and administrative................................     3.1       1.7
                                                              ------    ------
                                                                34.5       8.7
                                                              ------    ------
Operating income (loss).....................................     7.9      (3.0)
                                                              ------    ------
Other (income) expense
  Earnings from unconsolidated affiliates...................   (15.6)    (19.1)
  Interest and other income.................................    (0.2)     (0.6)
  Interest and debt expense, net............................    17.2      21.8
                                                              ------    ------
                                                                 1.4       2.1
                                                              ------    ------
Net income (loss)...........................................  $  6.5    $ (5.1)
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

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                                ----------------
                                                                 2002      2001
                                                                ------    ------
Cash flows from operating activities
  Net income (loss).........................................    $  6.5    $ (5.1)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (15.6)    (19.1)
       Distributions from unconsolidated affiliates.........      29.7      33.6
     Depreciation and amortization..........................       6.1       1.5
     Other non-cash income item.............................       1.6        --
  Working capital and other changes, net of non-cash
     transactions...........................................      20.1      (3.6)
                                                                ------    ------
          Net cash provided by operating activities.........      48.4       7.3
                                                                ------    ------
Cash flows from investing activities
  Cash paid for additional interest in Bayonne Venture......        --     (16.0)
  Advances under short-term loan to unconsolidated
     affiliate..............................................        --      (8.0)
  Repayment of short-term loan to unconsolidated
     affiliate..............................................        --       8.0
  Purchases of property, plant and equipment................      (1.9)    (12.8)
                                                                ------    ------
          Net cash used in investing activities.............      (1.9)    (28.8)
                                                                ------    ------
Cash flows from financing activities
  Principal payments on long-term debt......................     (11.5)     (9.1)
  Contributions received from members.......................        --      36.7
                                                                ------    ------
          Net cash (used in) provided by financing
           activities.......................................     (11.5)     27.6
                                                                ------    ------
Increase in cash and cash equivalents.......................      35.0       6.1
Cash and cash equivalents
  Beginning of period.......................................      43.0       4.3
                                                                ------    ------
  End of period.............................................    $ 78.0    $ 10.4
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


     Our December 31, 2001 audited financial statements, as presented in our Form 10-K, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q/A. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001 is derived from our audited balance sheet included in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission
(SEC) and do not include all disclosures required by accounting principles generally accepted in the United States. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income (loss) or members' capital.


     Our accounting policies are consistent with those discussed in our Form 10-K as of December 31, 2001, except as discussed below. You should refer to our Form 10-K as of December 31, 2001 for a further discussion of those policies.


  Restatement



     In November 2002, we determined that our financial statements in our Form 10-Q for the quarterly period ended March 31, 2002 did not include the impact of an agreement that Mesquite Investors entered into with El Paso Merchant Energy, L.P., our affiliate, that has the effect of subsidizing the payments that El Paso Merchant makes to one of our subsidiaries under a power purchase agreement between El Paso Merchant and our subsidiary.



     As a result of the restatement, our operating revenues, operating income and net income are lower than we originally reported by $1.6 million for the quarter ended March 31, 2002. The offsetting credit is accounted for as a non-cash capital contribution to us from Mesquite Investors. The restatement had no impact on our condensed consolidated balance sheet or our cash flows from operating, investing or financing activities.



     The condensed consolidated financial statements have been restated from amounts previously reported to reflect the impact of the agreement described above. A summary of the principal effects of the restatement on our condensed consolidated statement of operations is as follows:

                                                                  QUARTER ENDED
                                                                 MARCH 31, 2002
                                                              ---------------------
                                                                             AS
                                                                 AS      PREVIOUSLY
                                                              RESTATED    REPORTED
                                                              --------   ----------
Operating revenues
  Electricity...............................................   $38.6       $40.2
  Steam.....................................................     3.8         3.8
                                                               -----       -----
                                                                42.4        44.0
Operating expenses..........................................    34.5        34.5
                                                               -----       -----
Operating income............................................     7.9         9.5
Other expense...............................................     1.4         1.4
                                                               -----       -----
Net income..................................................   $ 6.5       $ 8.1
                                                               =====       =====


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

  Standby Letters of Credit


     Under our loan agreements and other commercial commitments, we maintained letters of credit in the amount of $64.5 million as of March 31, 2002. No amounts have been drawn under these letters of credit.


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

8. RELATED PARTY TRANSACTIONS


     During the quarter ended March 31, 2002, we purchased fuel from El Paso Merchant of approximately $10.6 million and we recognized revenues of approximately $5.6 million related to electricity sales to El Paso Merchant. These revenues are net of $1.6 million paid by Mesquite Investors to El Paso Merchant under an agreement that has the effect of subsidizing the payments that El Paso Merchant makes to one of our subsidiaries under a power purchase agreement between El Paso Merchant and our subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information contained in Item 2 should be read in conjunction with information disclosed in our Form 10-K for the year ended December 31, 2001 dated April 15, 2002, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q/A.


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


                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
                                                                (IN MILLIONS)
Operating revenues..........................................  $ 42.4     $  5.7
Operating expenses..........................................    34.5        8.7
                                                              ------     ------
     Operating income (loss)................................     7.9       (3.0)
Earnings from unconsolidated affiliates.....................    15.6       19.1
Interest and other income...................................     0.2        0.6
Interest and debt expense...................................   (17.2)     (21.8)
                                                              ------     ------
     Net income (loss)......................................  $  6.5     $ (5.1)
                                                              ======     ======


  First Quarter 2002 Compared to First Quarter 2001


     Operating revenues for the quarter ended March 31, 2002, were $36.7 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001 as a result of our purchases of their outstanding partnership interests. The increase was also from Linden 6 becoming operational in January 2002.


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



      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       *99.A         Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       *99.B         Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                                          EAST COAST POWER L.L.C.


Date: November 14, 2002                          /s/ JOHN L. HARRISON

                                          --------------------------------------
                                                     John L. Harrison

                                                  Senior Vice President,


                                                 Chief Financial Officer,


                                              Treasurer and Class A Manager

                                              (Principal Financial Officer)


Date: November 14, 2002                            /s/ BRYAN E. SEAS

                                          --------------------------------------

                                                      Bryan E. Seas


                                              Vice President and Controller

                                              (Principal Accounting Officer)

                                 CERTIFICATION


I, Clark C. Smith, certify that:


     1. I have reviewed this quarterly report on Form 10-Q/A of East Coast Power, L.L.C.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;


Date: November 14, 2002



                                          /s/ CLARK C. SMITH

                                          --------------------------------------
                                          Clark C. Smith
                                          President
                                          (Principal Executive Officer)

                                          East Coast Power, L.L.C.

                                 CERTIFICATION


I, John L. Harrison, certify that:


     1. I have reviewed this quarterly report on Form 10-Q/A of East Coast Power, L.L.C.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: November 14, 2002


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

                                          East Coast Power, L.L.C.

                               INDEX TO EXHIBITS



     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.



      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
       *99.A         Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       *99.B         Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.