Form 10-Q
period 2002-09-30
EAST COAST POWER LLC
filed 2002-11-14
CIK 1089472

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     98.01 percent of the membership interests of East Coast Power L.L.C. is owned directly by Mesquite Investors, L.L.C., 0.99 percent of the membership interests is owned by Bonneville Pacific Corporation, and 1 percent of the membership interests is owned directly by East Coast Power Holding Company, L.L.C. Such membership interests are not publicly traded and therefore have no separate, quantifiable market value.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               NINE MONTHS
                                                              QUARTER ENDED       ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   --------------
                                                              2002    2001     2002    2001
                                                              -----   -----   ------   -----
Operating revenues
  Electricity...............................................  $46.0   $31.2   $126.8   $66.8
  Steam.....................................................    5.7     0.9     15.2     3.1
                                                              -----   -----   ------   -----
                                                               51.7    32.1    142.0    69.9
                                                              -----   -----   ------   -----
Operating expenses
  Fuel......................................................   29.1    12.4     78.3    33.0
  Operation and maintenance.................................    4.4     2.2     18.0     7.5
  Depreciation and amortization.............................    6.4     6.8     18.9    14.8
  General and administrative................................    3.6     2.2     12.4     5.6
                                                              -----   -----   ------   -----
                                                               43.5    23.6    127.6    60.9
                                                              -----   -----   ------   -----
Operating income............................................    8.2     8.5     14.4     9.0
                                                              -----   -----   ------   -----
Other income (expense)
  Earnings from unconsolidated affiliates...................   14.1    22.6     57.1    77.8
  Interest and other income.................................     --     1.1      0.5     2.5
  Interest and debt expense, net............................  (18.2)  (21.5)   (52.9)  (65.6)
                                                              -----   -----   ------   -----
                                                               (4.1)    2.2      4.7    14.7
                                                              -----   -----   ------   -----
Net income..................................................  $ 4.1   $10.7   $ 19.1   $23.7
                                                              =====   =====   ======   =====

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS


Current assets
  Cash and cash equivalents.................................    $   14.9        $   43.0
  Restricted cash...........................................        12.4            12.3
  Accounts receivable
     Trade, net of allowance of $3.1 million at September
      30, 2002 and $2.9 million at December 31, 2001........        25.5            28.3
     Affiliate..............................................         4.5             1.9
  Inventory.................................................        18.1            12.6
  Other current assets......................................         2.6             0.8
                                                                --------        --------
          Total current assets..............................        78.0            98.9
                                                                --------        --------
Investments in unconsolidated affiliates....................       720.7           745.6
Property, plant and equipment, at cost
  Property, plant and equipment.............................       394.0           276.2
  Construction in progress..................................          --           110.8
                                                                --------        --------
                                                                   394.0           387.0
  Less accumulated depreciation.............................       193.2           187.7
                                                                --------        --------
          Total property, plant and equipment, net..........       200.8           199.3
                                                                --------        --------
Other assets
  Intangible asset, net.....................................       119.3           120.5
  Deferred financing costs, net.............................         8.3             9.0
                                                                --------        --------
                                                                   127.6           129.5
                                                                --------        --------
          Total assets......................................    $1,127.1        $1,173.3
                                                                ========        ========

                             LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable
     Trade and other........................................    $   26.4        $   11.5
     Affiliate..............................................        23.1            16.4
  Accrued interest payable..................................         2.8             2.9
  Current maturities of long-term debt......................        47.3            47.2
                                                                --------        --------
          Total current liabilities.........................        99.6            78.0
                                                                --------        --------
Long-term debt, less current maturities.....................       888.4           923.6
Commitments and contingencies
Members' capital............................................       139.1           171.7
                                                                --------        --------
          Total liabilities and members' capital............    $1,127.1        $1,173.3
                                                                ========        ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 2002       2001
                                                                -------    -------
Cash flows from operating activities
  Net income................................................    $ 19.1     $ 23.7
  Adjustments to reconcile net income to net cash from
     operating activities
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (57.1)     (77.8)
       Distributions from unconsolidated affiliates.........      82.0      106.8
     Depreciation and amortization..........................      18.9       14.8
     Amortization of deferred financing costs...............       0.7         --
     Net gain on the sale of assets.........................        --       (1.4)
     Other non-cash income items............................       4.8         --
  Working capital and other changes, net of non-cash
     transactions...........................................       2.2       (8.4)
                                                                ------     ------
          Net cash provided by operating activities.........      70.6       57.7
                                                                ------     ------
Cash flows from investing activities
  Purchases of property, plant and equipment................      (7.0)     (30.4)
  Cash paid for additional interest in Bayonne Venture......        --      (16.0)
  Advances under short-term loan to unconsolidated
     affiliate..............................................        --       (8.0)
  Repayment of short-term loan to unconsolidated
     affiliate..............................................        --        8.0
  Proceeds from the sale of assets..........................        --        1.5
                                                                ------     ------
          Net cash used in investing activities.............      (7.0)     (44.9)
                                                                ------     ------
Cash flows from financing activities
  Principal payments on long-term debt......................     (35.1)     (30.4)
  Contributions received from members.......................        --       36.7
  Distribution paid to members..............................     (56.5)        --
  Change in restricted cash.................................      (0.1)      (2.0)
                                                                ------     ------
          Net cash (used in) provided by financing
           activities.......................................     (91.7)       4.3
                                                                ------     ------
Change in cash and cash equivalents.........................     (28.1)      17.1
Cash and cash equivalents
  Beginning of period.......................................      43.0        4.3
                                                                ------     ------
  End of period.............................................    $ 14.9     $ 21.4
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

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001 from the audited balance sheet filed in our 2001 Form 10-K. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or members' capital.

     Our accounting policies are consistent with those discussed in our 2001 Form 10-K, except for new accounting rules and interpretations which became effective on or after January 1, 2002, the most significant of which are discussed below.

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

  Derivatives Implementation Group Issue C-16

     In September 2001, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) cleared guidance on Issue C-16, Scope
Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of fuel at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. This guidance requires companies to account for these contracts as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and requires them to be recorded at their fair value. We use fuel supply contracts in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases under SFAS No. 133, as amended, under its current interpretation. This guidance became effective April 1, 2002. The implementation of this guidance had no impact on our financial statements.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table presents summary statement of operations information for our unconsolidated affiliates for the quarters and nine months ended September 30, 2002 and 2001:

                                                     QUARTER ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                   -----------------   -----------------
                                                   2002(1)    2001     2002(1)    2001
                                                   -------   -------   -------   -------
                                                               (IN MILLIONS)
Operating revenues...............................  $ 91.6    $108.9    $ 271.6   $ 453.7
Operating expenses...............................   (57.1)    (63.3)    (151.9)   (302.7)
                                                   ------    ------    -------   -------
Net income.......................................  $ 34.5    $ 45.6    $ 119.7   $ 151.0
                                                   ======    ======    =======   =======

---------------

(1) In March 2001, we acquired the remaining partnership interest in Bayonne Venture. In December 2001, we acquired the remaining partnership interest in Camden Venture. As a result, we are the sole owner of Bayonne Venture and Camden Venture whose financial statements were consolidated during 2001; therefore, only Linden Venture is represented in 2002.

3. INVENTORY

     Our inventory is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Spare parts.................................................      $15.4          $10.5
Kerosene....................................................        2.7            2.1
                                                                  -----          -----
                                                                  $18.1          $12.6
                                                                  =====          =====

4. INTANGIBLE ASSET

     Our intangible asset represents the value that was assigned to Bayonne Venture's power purchase agreement with Jersey Central Power and Light as a result of our acquisition of all partnership interests in Bayonne Venture. During the quarter ended September 30, 2002, we adjusted our intangible asset by approximately $12.2 million to reflect a change in our estimate of deferred tax liabilities associated with basis differences resulting from our acquisition of a portion of Bayonne Venture in March 2001.

5. DEBT AND FINANCING TRANSACTIONS

     Our debt consisted of the following:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2002            2001
                                                             -------------   ------------
                                                                    (IN MILLIONS)
Long-term debt
  Senior secured notes.....................................     $601.3          $621.5
  Subordinated note with affiliates........................      187.9           187.9
  Linden Ltd. term loan....................................      145.9           160.8
  Bayonne equipment loan...................................        0.6             0.6
                                                                ------          ------
                                                                 935.7           970.8
  Less current maturities..................................       47.3            47.2
                                                                ------          ------
Long-term debt, less current maturities....................     $888.4          $923.6
                                                                ======          ======

6. COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     There have been no material changes to our agreements from those reported in our Form 10-K as of December 31, 2001, except as follows.

  Linden 6 Material Agreements

     Electricity Sale Agreements. Linden 6 entered into an energy services agreement with Tosco Refining L.P., a subsidiary of Tosco Corporation, effective February 14, 2000 and terminating on April 30, 2017. This agreement was amended in January 2002 to clarify how charges incurred by Tosco pursuant to a contract between Tosco and Public Service Electric and Gas Company would be treated under this agreement. This agreement provides for the sale of a nominated quantity of electricity of no less than 90 megawatts. The sales price for electric energy delivered is primarily based on a fixed base component plus variable factors including an operations and maintenance component and a fuel component. Total electricity revenues under this agreement were $23.0 million for the nine months ended September 30, 2002.

     Linden 6 also entered into an electricity supply agreement with Infineum effective December 21, 2001 and terminating on January 25, 2007. This agreement provides for Infineum's requirements of electricity up to, but not exceeding, a maximum quantity of 10 megawatts. Total electricity revenues under this agreement were $1.7 million for the nine months ended September 30, 2002.

     In March 2002, Public Service Electric agreed to buy electricity generated by Linden 6, but not purchased by Tosco and Infineum. Total electricity revenues from Public Service Electric were $6.2 million for the nine months ended September 30, 2002.

     We do not apply the mark-to-market method of accounting to these electricity sale agreements as they qualify for the "normal sales" exclusion under SFAS No. 133, as amended. We evaluate the agreements on a regular basis to verify that the exclusion continues to apply.

     Gas Purchase Agreements. Under the terms of our energy services agreement with Tosco, Linden 6 may purchase fuel for the operation of our facility with approval from Tosco for any contract with a term greater than six months. Tosco also has the option, with 30 days notice, to arrange for delivery of fuel to us from Public Service Electric. Linden 6 provides Tosco with a credit for all Public Service Electric charges they may incur. Included in fuel expense was $15.7 million recognized under this agreement for the nine months ended September 30, 2002.

     In February 2002, Linden 6 contracted with Conectiv Energy Supply, Inc. to purchase natural gas up to 50,000 million British thermal units per day through November 2005 at an index price plus $0.04 per million British thermal unit. Included in fuel expense was $9.6 million recognized under this agreement for the nine months ended September 30, 2002.

     During 2002, Linden 6 purchased natural gas from El Paso Merchant Energy, L.P., our affiliate, at an index price plus $0.04 per million British thermal units. Included in fuel expense was $2.0 million relating to these purchases for the nine months ended September 30, 2002.

     We do not apply the mark-to-market method of accounting to these gas purchase agreements as they qualify for the "normal purchases" exclusion under SFAS No. 133, as amended. We evaluate the agreements on a regular basis to verify that the exclusion continues to apply.

     Gas Transportation Agreement. Linden 6 operates under a gas services agreement between Tosco and Public Service Electric. This agreement requires Public Service Electric to provide non-firm transportation within their system for up to 70 million cubic feet of natural gas per day to the Linden 6 facility at the published tariff rate and shall continue until April 30, 2017. Included in fuel expense was $1.1 million recognized under this agreement for the nine months ended September 30, 2002.

     Standby Service Agreement. In January 2002, Linden 6 contracted with Public Service Electric to purchase 100 megawatts of standby electric service should the facility fail to operate. In June 2002, Linden 6 increased the standby electric service to 120 megawatts. This agreement expires in June 2003. Fees paid under this agreement were approximately $1.6 million during the nine months ended September 30, 2002.

  Standby Letters of Credit

     Under our loan agreements and other commercial commitments, we maintained letters of credit in the amount of $57.7 million as of September 30, 2002, of which $35.5 million was obtained on our behalf by El Paso Corporation, our affiliate.

  CONTINGENCIES

  Linden 6 Project

     During February 2000, we entered into an energy services agreement with Tosco under which we are required to construct, own and operate the Linden 6 facility, a 172-megawatt cogeneration facility on part of the existing Linden site under a sublease entered into with Linden Venture. Our engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron, provided for liquidated damages in the event the completion of the expansion did not occur by late October 2001. Completion of the facility was delayed. Linden 6 began commercial operations on January 25, 2002. Due to the Enron bankruptcy, the engineering, procurement and construction contract was amended to allow us to pay National Energy Production subcontractors directly, and we were precluded from collecting liquidated damages from National Energy Production until the earlier of their bankruptcy or April 30, 2002. We have a $2.2 million receivable for liquidated damages from National Energy Production which is fully reserved. National Energy Production filed for bankruptcy on May 20, 2002. We have filed a claim against National Energy Production for liquidated damages of $2.2 million due to us in connection with the bankruptcy proceeding. National Energy Production's subcontractors filed liens totaling approximately $20.6 million against the Linden 6 facility to secure claims for amounts due to them and unpaid by National Energy Production. We have participated in proceedings in the New Jersey state court to have the liens released from the Linden 6 facility. In August 2002, we paid $10.4 million in order to have all of the liens released on the facility. These liabilities were previously accrued. All of the liens were released, or will be released in the near future, pursuant to an order of the court dated October 21, 2002. All adverse issues pertaining to the construction liens have been resolved.

     Total expenditures for Linden 6 were approximately $116.5 million and have been reclassified from construction in progress to property, plant and equipment on our balance sheet as of September 30, 2002. As part of the construction costs, we capitalized interest costs of $9.8 million over the construction period.

     In connection with obtaining the consent of the Linden Venture partners and lenders for the transactions contemplated by the energy services agreement, we have indemnified Linden Venture from any and all losses that may be incurred as a result of Linden 6. El Paso Corporation guaranteed our obligations under this indemnity in an aggregate amount of up to $15.0 million.

  Legal Proceedings

     On June 30, 2000, Infineum filed an action against Linden Venture in the United States District Court for the District of New Jersey seeking actual and punitive damages. The suit claims that Linden Venture tortuously interfered with Infineum's ability to sell steam purchased from the Linden facility to Bayway Refining Company, and that such interference is in violation of federal and New Jersey antitrust laws, and in breach of Linden Venture's agreement with Infineum. Linden Venture filed an answer and a counterclaim on September 26, 2000. On December 21, 2001, the court denied Linden Venture's motion to dismiss for lack of antitrust standing. Discovery is now proceeding. The court has ordered the parties to mediate the dispute. Mediation was held in early October 2002 and settlement negotiations are continuing. As of September 30, 2002, Linden Venture had accruals for legal expenses totaling $1.1 million in connection with the Infineum action.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our financial position, results of operations or cash flows.

7. RESTRUCTURING OF POWER PURCHASE AGREEMENT

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

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreements are generally accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis, as power is generated and sold to the utility. As part of the restructuring, any related fuel supply and steam contracts are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment, and the restructured power purchase agreement is adjusted to its estimated fair value. The restructured power purchase agreement can then be sold, or the entity that the power purchase agreement is contributed to can enter into an offsetting, or mirror, power purchase agreement. In cases when our affiliate enters into a mirror power purchase agreement, our affiliate uses the restructured power purchase agreement, and the mirror power purchase agreement, along with the fixed price spread between these contracts, as collateral to obtain financing. The offsetting power purchase agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient to meet the obligations under the restructured power purchase agreement.

  Jersey Central Power and Light

     On February 27, 2002, we reached an agreement, subject to lender, partner, and other unaffiliated party approval, with Jersey Central Power to restructure the long-term power purchase agreement relating to our Bayonne Venture facility. Completion of the restructuring is subject to customary conditions to closing for similar transactions, including prior approval by the New Jersey Board of Public Utilities, which was received in May 2002. However, since many of the conditions to closing are outside of our control, we cannot assure that we will be able to complete the restructuring. We also agreed with Public Service Electric to modifications of the gas services and interconnection agreements relating to the Bayonne Venture facility effective upon the consummation of the restructuring.

     The restructuring could be deemed a power purchase agreement buyout under the indenture executed in connection with our notes, in which case we would be required to seek confirmation from the rating agencies that the restructuring will not cause a rating downgrade.

8. NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is recorded at its present value, and the same amount is added to the recorded value of the asset and is amortized over the asset's remaining useful life. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently in the process of assessing and quantifying the asset retirement obligations associated with our long-lived assets. We expect to complete our assessment of these asset retirement obligations and their effect on our financial statements in the fourth quarter of 2002.

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. When we adopt SFAS No. 145, we will be required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. If we routinely extinguish debt early, the gain or loss will be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002. The provisions of this statement will impact any exit or disposal activities initiated after January 1, 2003.

9. RELATED PARTY TRANSACTIONS

     During the quarter and nine months ended September 30, 2002, we purchased fuel from El Paso Merchant totaling $14.4 million and $38.6 million and we recognized revenues of $7.9 million and $19.4 million related to electricity sales to El Paso Merchant. These revenues are net of $1.6 million and $4.8 million for the quarter and nine months ended September 30, 2002, paid by Mesquite Investors to El Paso Merchant under an agreement that has the effect of subsidizing the payments that El Paso Merchant makes to Camden Venture under its power purchase agreement with El Paso Merchant. The offsetting credit is accounted for as a non-cash capital contribution to us from Mesquite Investors.

     As of September 30, 2002, we had affiliate notes payable of $187.9 million. For the quarter and nine months ended September 30, 2002, we incurred interest expense of $4.2 million and $12.7 million associated with these notes. Additionally, for the nine months ended September 30, 2002, we recorded $0.1 million for a guarantee fee due to our affiliate in accrued liabilities.

     We entered into a management agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of approximately $3.6 million per year which is adjusted annually for increases in the Consumer Price Index and is renewed annually. We recorded operating expenses associated with this agreement of $0.9 million and $2.7 million for the quarter and nine months ended September 30, 2002.

  El Paso Corporation Announces Exit of Energy Trading Activities

     On November 8, 2002, El Paso Corporation announced its plan to exit the energy trading business. El Paso's plan includes forming a new subsidiary to hold, manage and liquidate its trading assets and liabilities previously held by its wholly owned subsidiary and our affiliate, El Paso Merchant Energy, L.P. The consent of our bondholders may be required for an assignment by El Paso Merchant of its obligations under our agreements. We are in the process of evaluating what impact, if any, that this announcement will have on these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 should be read in conjunction with information disclosed in our 2001 Annual Report on Form 10-K dated April 15, 2002, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

  El Paso Corporation Announces Exit of Energy Trading Activities

     On November 8, 2002, El Paso Corporation announced its plan to exit the energy trading business. El Paso's plan includes forming a new subsidiary to hold, manage and liquidate its trading assets and liabilities previously held by its wholly owned subsidiary and our affiliate, El Paso Merchant Energy, L.P. As discussed in Notes 6 and 9 presented in Item 1, we have entered into several agreements with El Paso Merchant. The consent of our bondholders may be required for an assignment by El Paso Merchant of its obligations under our agreements. We are in the process of evaluating what impact, if any, that this announcement will have on these agreements.

  Potential Change in Mesquite Investors' Ownership

     On November 8, 2002, El Paso Corporation announced its intent to acquire an additional interest in Chaparral Investors, L.L.C. Chaparral owns Mesquite Investors. Chaparral is owned approximately 20 percent by El Paso Corporation and the remaining interest is owned by Limestone Investors, L.L.C. El Paso Corporation's announced intent related to Limestone's interests, and the completion of the transaction, would result in us becoming a wholly-owned, indirect subsidiary of El Paso Corporation.

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

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreements are generally accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis, as power is generated and sold to the utility. As part of the restructuring, any related fuel supply and steam contracts are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment, and the restructured power purchase agreement is adjusted to its estimated fair value. The restructured power purchase agreement can then be sold, or the entity that the power purchase agreement is contributed to can enter into an offsetting, or mirror, power purchase agreement. In cases when our affiliate enters into a mirror power purchase agreement, our affiliate uses the restructured power purchase agreement, and the mirror power purchase agreement, along with the fixed price spread between these contracts, as collateral to obtain financing. The offsetting power purchase agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient to meet the obligations under the restructured power purchase agreement.

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

     In the restructurings, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific Corporation and Mesquite Investors, L.L.C. Our common members, in turn, contributed the power purchase agreements to our affiliate, Cedar Brakes II, L.L.C., causing the restructured power purchase agreement to become effective. In addition, our Camden Venture and Bayonne Venture facilities were released from their obligations under their power purchase agreements with Public Service Electric. Camden Venture began operations under an agreement with El Paso Merchant on December 13, 2001 and its revenues under this agreement are partially subsidized as a result of an agreement between El Paso Merchant and Mesquite Investors, L.L.C. Additionally, Bayonne Venture began operations under an agreement with El Paso Merchant on December 13, 2001, for approximately 24 percent of the electric energy produced by the Bayonne facility that had previously been purchased by Public Service Electric. As a result of the distribution of Bayonne Venture and Camden Venture's power purchase agreements, and the changes in the operations of these facilities following those distributions, we reevaluated the carrying amount of our plant assets and recorded an impairment charge of $62.8 million on our Camden facility and an impairment charge of $4.5 million on our Bayonne facility to report these assets at their estimated fair values. These charges were reflected in our consolidated statement of operations for the year ended December 31, 2001. The estimated fair value of our plants was based on sales data on similar plants, adjusted for liquidity in the marketplace and locational differences.

     In conjunction with the restructurings, we retired $44.7 million of Camden Venture project level debt and $55.1 million of Bayonne Venture project level debt in 2001. As a result of the early retirement of debt, we also incurred extraordinary costs of $13.8 million at Bayonne Venture and $10.1 million at Camden Venture. These costs were reported as extraordinary items in our consolidated statement of operations for the year ended December 31, 2001.

     The restructurings constituted a power purchase agreement buyout under our indenture executed in connection with our senior secured notes. We received confirmation from the ratings agencies that the restructurings did not cause a rating downgrade provided that we redeem a portion of our notes. Consequently, we redeemed $176.4 million of our notes on December 12, 2001.

RESULTS OF OPERATIONS

     The following are our results of operations for the third quarter of 2002 compared to the third quarter of 2001 and for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The operating results discussed below are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.

                                                                         NINE MONTHS
                                                      QUARTER ENDED         ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
                                                               (IN MILLIONS)
Operating revenues.................................  $ 51.7   $ 32.1   $142.0   $ 69.9
Operating expenses.................................   (43.5)   (23.6)  (127.6)   (60.9)
                                                     ------   ------   ------   ------
     Operating income..............................     8.2      8.5     14.4      9.0
Earnings from unconsolidated affiliates............    14.1     22.6     57.1     77.8
Interest and other income..........................      --      1.1      0.5      2.5
Interest and debt expense, net.....................   (18.2)   (21.5)   (52.9)   (65.6)
                                                     ------   ------   ------   ------
     Net income....................................  $  4.1   $ 10.7   $ 19.1   $ 23.7
                                                     ======   ======   ======   ======

  Third Quarter 2002 Compared to Third Quarter 2001

     Operating revenues for the quarter ended September 30, 2002, were $19.6 million higher than the same period in 2001. The increase was due primarily to the consolidation of Camden Venture beginning in December 2001, as a result of our purchase of its outstanding partnership interests, resulting in additional revenue of $5.3 million. The increase was also due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional revenue of $15.9 million. These increases were offset by a decrease in operating revenues at Bayonne Venture of $1.6 million, due to lower energy payments received for 24.2 percent of the total plant generation under the power purchase agreement with El Paso Merchant effective December 13, 2001.

     Operating expenses for the quarter ended September 30, 2002, were $19.9 million higher than the same period in 2001. The increase was primarily due to the consolidation of Camden Venture beginning in December 2001, resulting in $7.9 million of additional operating expenses, and from the commencement of commercial operations at Linden 6 in January 2002 resulting in additional operating expenses of $12.6 million. These increases were offset by a decrease in professional expenses of $0.6 million.

     Earnings from unconsolidated affiliates for the quarter ended September 30, 2002, were $8.5 million lower than the same period in 2001. The decrease was due primarily to the consolidation of Camden Venture from December 1, 2001. As a result, Camden Venture's earnings are consolidated into the operating results for the quarter ended September 30, 2002, whereas they were presented as earnings from unconsolidated affiliates for the same period in 2001.

     Interest and debt expense, net decreased by $3.3 million for the quarter ended September 30, 2002, compared to the same period in 2001 due primarily to a lower outstanding debt balance, as a result of the power contract restructurings.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Operating revenues for the nine months ended September 30, 2002, were $72.1 million higher than the same period in 2001. The increase was due primarily to the consolidation of Camden Venture in December 2001 resulting in $10.9 million of additional revenue and a net increase of $19.1 million due to the consolidation of Bayonne Venture in March 2001, partially offset by a decrease in Bayonne Venture's operating revenues due to lower energy payments received for 24.2 percent of the total plant generation under the power purchase agreement with El Paso Merchant effective December 13, 2001. The increase was also due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional operating revenues of approximately $30.9 million relating to electricity sales and approximately $11.2 million relating to steam sales to our affiliate.

     Operating expenses for the nine months ended September 30, 2002, were $66.7 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001 and from the commencement of operations at Linden 6 in January 2002. Operating expenses increased by $11.8 million due to the consolidation of Bayonne Venture and $21.1 million due to the consolidation of Camden Venture. An increase of $33.8 million in operating expenses is attributed to the commencement of operations at Linden 6.

     Earnings from unconsolidated affiliates for the nine months ended September 30, 2002, were $20.7 million lower than the same period in 2001. The decrease was due primarily to the consolidation of Bayonne Venture from March 13, 2001 and Camden Venture from December 1, 2001. As a result, Bayonne Venture's and Camden Venture's earnings are consolidated into the operating results for the nine months ended September 30, 2002, whereas they were presented as earnings from unconsolidated affiliates for the same period in 2001.

     Interest and debt expense, net decreased by $12.7 million for the nine months ended September 30, 2002, compared to the same period in 2001 due primarily to a lower outstanding debt balance as a result of the power contract restructurings.

LIQUIDITY AND CAPITAL RESOURCES

  Cash from Operating Activities

     Net cash provided by our operating activities was $70.6 million for the nine months ended September 30, 2002, compared to $57.7 million for 2001. The increase was primarily due to Linden 6 operations that began in January 2002, lower fuel costs at Bayonne Venture and reimbursement of fuel costs at Linden Venture under its power purchase agreement.

  Cash from Investing Activities

     Net cash used in our investing activities was $7.0 million for the nine months ended September 30, 2002. Our 2002 investing activities primarily consisted of additions to property, plant and equipment in connection with the Linden 6 expansion.

     Our capital expenditures for the remainder of 2002 are expected to be approximately $1.6 million. Future capital expenditures by us will be financed by cash flows from operations or cash contributions by our members.

  Cash from Financing Activities

     Net cash used in our financing activities was $91.7 million for the nine months ended September 30, 2002. The 2002 activity includes payments to retire long-term debt and distributions paid to our members.

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

     Our loan agreements require us to maintain compliance with financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of September 30, 2002.

  Distributions

     Distributions to our members are limited by our senior secured bond indenture. As permitted by the senior secured bond indenture, distributions of $56.5 million were paid to our members during the nine months ended September 30, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

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

                                 CERTIFICATION

I, Clark C. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of East Coast Power L.L.C.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ CLARK C. SMITH
                                          --------------------------------------
                                          Clark C. Smith
                                          President
                                          (Principal Executive Officer)
                                          East Coast Power L.L.C.

                                 CERTIFICATION

I, John L. Harrison, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of East Coast Power L.L.C.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                          John L. Harrison
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Class A Manager
                                          (Principal Financial Officer)
                                          East Coast Power L.L.C.

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