Form 10-Q/A
period 2002-06-30
EAST COAST POWER LLC
filed 2002-11-15
CIK 1089472

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     We are filing this amended quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2002, to restate our financial statements for the quarter and six months ended June 30, 2002 to reflect lower electricity sales revenues for that quarter and the six months. In November 2002, we determined that our financial statements as filed in our Form 10-Q for the quarterly period ended June 30, 2002 did not include the impact of an agreement that our parent company, Mesquite Investors, L.L.C., entered into with El Paso Merchant Energy, L.P., our affiliate. This agreement has the effect of subsidizing the payments that El Paso Merchant makes to one of our subsidiaries under a power purchase agreement between El Paso Merchant and our subsidiary. As a result of the restatement, our operating revenues, operating income and net income are lower than we originally reported by $1.6 million and $3.2 million for the quarter and six months ended June 30, 2002. The restatement has no impact on our condensed consolidated balance sheet or our cash flows from operating, investing or financing activities.



     The principal effects of the restatement on the condensed consolidated financial statements are set forth in Note 1 to the condensed consolidated financial statements contained in this Form 10-Q/A.



     For purposes of this Form 10-Q/A, each item of the Form 10-Q for the quarterly period ended June 30, 2002, as originally filed, that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                              QUARTER ENDED    SIX MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                             ---------------   -----------------
                                                              2002     2001     2002      2001
                                                             ------   ------   -------   -------
Operating revenues
  Electricity..............................................  $ 42.2   $ 30.4   $ 80.8    $ 35.6
  Steam....................................................     5.7      1.7      9.5       2.2
                                                             ------   ------   ------    ------
                                                               47.9     32.1     90.3      37.8
                                                             ------   ------   ------    ------
Operating expenses
  Fuel.....................................................    29.0     16.7     49.2      20.6
  Operation and maintenance................................     8.5      3.7     13.6       5.3
  Depreciation and amortization............................     6.4      6.7     12.5       8.0
  General and administrative...............................     5.7      1.6      8.8       3.4
                                                             ------   ------   ------    ------
                                                               49.6     28.7     84.1      37.3
                                                             ------   ------   ------    ------
Operating income (loss)....................................    (1.7)     3.4      6.2       0.5
                                                             ------   ------   ------    ------
Other (income) expense
  Earnings from unconsolidated affiliates..................   (27.4)   (36.1)   (43.0)    (55.2)
  Interest and other income................................    (0.3)    (0.8)    (0.5)     (1.4)
  Interest and debt expense, net...........................    17.5     22.3     34.7      44.1
                                                             ------   ------   ------    ------
                                                              (10.2)   (14.6)    (8.8)    (12.5)
                                                             ------   ------   ------    ------
Net income.................................................  $  8.5   $ 18.0   $ 15.0    $ 13.0
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

                            EAST COAST POWER L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2002      2001
                                                                ------    ------
Cash flows from operating activities
  Net income................................................    $ 15.0    $ 13.0
  Adjustments to reconcile net income to net cash from
     operating activities
     Distributed earnings of unconsolidated affiliates
       Earnings from unconsolidated affiliates..............     (43.0)    (55.2)
       Distributions from unconsolidated affiliates.........      61.7      68.8
     Depreciation and amortization..........................      12.5       8.0
     Amortization of deferred financing costs...............       0.5       0.2
     Other non-cash income item.............................       3.2        --
  Working capital and other changes, net of non-cash
     transactions...........................................      28.3      (4.1)
                                                                ------    ------
          Net cash provided by operating activities.........      78.2      30.7
                                                                ------    ------
Cash flows from investing activities
  Cash paid for additional interest in Bayonne Venture......        --     (16.0)
  Advances under short-term loan to unconsolidated
     affiliate..............................................        --      (8.0)
  Repayment of short-term loan to unconsolidated
     affiliate..............................................        --       8.0
  Purchases of property, plant and equipment................      (6.0)    (23.8)
                                                                ------    ------
          Net cash used in investing activities.............      (6.0)    (39.8)
                                                                ------    ------
Cash flows from financing activities
  Principal payments on long-term debt......................     (23.2)    (19.6)
  Contributions received from members.......................        --      36.7
  Distribution paid to members..............................     (20.1)       --
  Change in restricted cash.................................      (0.1)     (1.5)
                                                                ------    ------
          Net cash (used in) provided by financing
           activities.......................................     (43.4)     15.6
                                                                ------    ------
Increase in cash and cash equivalents.......................      28.8       6.5
Cash and cash equivalents
  Beginning of period.......................................      43.0       4.3
                                                                ------    ------
  End of period.............................................    $ 71.8    $ 10.8
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


     We prepared this Quarterly Report on Form 10-Q/A under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our December 31, 2001 audited financial statements on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001 is derived from our audited balance sheet included in our Form 10-K. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or members' capital.


     Our accounting policies are consistent with those discussed in our Form 10-K as of December 31, 2001, except as discussed below.


  Restatement



     In November 2002, we determined that our financial statements as filed in our Form 10-Q for the quarterly period ended June 30, 2002 did not include the impact of an agreement that Mesquite Investors entered into with El Paso Merchant Energy, L.P., our affiliate, that has the effect of subsidizing the payments that El Paso Merchant makes to one of our subsidiaries under a power purchase agreement between El Paso Merchant and our subsidiary.



     As a result of the restatement, our operating revenues, operating income and net income are lower by $1.6 million and $3.2 million for the quarter and six months ended June 30, 2002 than we originally reported. The offsetting credit is accounted for as a non-cash capital contribution to us from Mesquite Investors. The restatement had no impact on our condensed consolidated balance sheet or cash flows from our operating, investing or financing activities.



     The condensed consolidated financial statements have been restated from amounts previously reported to reflect the impact of the agreement described above. A summary of the principal effects of the restatement on our condensed consolidated statement of operations is as follows:

                                                             QUARTER ENDED         SIX MONTHS ENDED
                                                             JUNE 30, 2002           JUNE 30, 2002
                                                         ---------------------   ---------------------
                                                                        AS                      AS
                                                            AS      PREVIOUSLY      AS      PREVIOUSLY
                                                         RESTATED    REPORTED    RESTATED    REPORTED
                                                         --------   ----------   --------   ----------
Operating revenues
  Electricity.........................................    $42.2       $43.8       $80.8       $84.0
  Steam...............................................      5.7         5.7         9.5         9.5
                                                          -----       -----       -----       -----
                                                           47.9        49.5        90.3        93.5
Operating expenses....................................     49.6        49.6        84.1        84.1
                                                          -----       -----       -----       -----
Operating income (loss)...............................     (1.7)       (0.1)        6.2         9.4
Other income..........................................     10.2        10.2         8.8         8.8
                                                          -----       -----       -----       -----
Net income............................................    $ 8.5       $10.1       $15.0       $18.2
                                                          =====       =====       =====       =====



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

8. RELATED PARTY TRANSACTIONS


     During the quarter and six months ended June 30, 2002, we purchased fuel from El Paso Merchant totaling approximately $13.2 million and $24.0 million and we recognized revenues of approximately $5.6 million and $11.2 million related to electricity sales to El Paso Merchant. These revenues are net of $1.6 million and $3.2 million for the quarter and six months ended June 30, 2002, paid by Mesquite Investors to El Paso Merchant under an agreement that has the effect of subsidizing the payments that El Paso Merchant makes to one of our subsidiaries under a power purchase agreement between El Paso Merchant and our subsidiary.


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


                                                      QUARTER ENDED    SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     ---------------   -----------------
                                                      2002     2001     2002      2001
                                                     ------   ------   -------   -------
                                                                (IN MILLIONS)
Operating revenues.................................  $ 47.9   $ 32.1   $ 90.3    $ 37.8
Operating expenses.................................    49.6     28.7     84.1      37.3
                                                     ------   ------   ------    ------
     Operating income (loss).......................    (1.7)     3.4      6.2       0.5
Earnings from unconsolidated affiliates............    27.4     36.1     43.0      55.2
Interest and other income..........................     0.3      0.8      0.5       1.4
Interest and debt expense, net.....................   (17.5)   (22.3)   (34.7)    (44.1)
                                                     ------   ------   ------    ------
     Net income....................................  $  8.5   $ 18.0   $ 15.0    $ 13.0
                                                     ======   ======   ======    ======


  Second Quarter 2002 Compared to Second Quarter 2001


     Operating revenues for the quarter ended June 30, 2002, were $15.8 million higher than the same period in 2001. The increase was due to the consolidation of Camden Venture beginning in December 2001, as a result of our purchase of its outstanding partnership interests, resulting in additional revenue of $2.8 million. This increase in revenues would have been higher had the Camden facility not been operating as a merchant facility. The increase was also due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional revenue of $15.6 million. These increases were offset by a decrease in operating revenues at Bayonne Venture of $2.6 million, due to the restructured power purchase agreement with El Paso Merchant.


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

  Six Months Ended 2002 Compared to Six Months Ended 2001


     Operating revenues for the six months ended June 30, 2002, were $52.5 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture in December 2001, as a result of our purchases of their outstanding partnership interests. Operating revenues increased by $20.7 million due to the consolidation of Bayonne Venture and $5.6 million due to the consolidation of Camden Venture. The increase in revenues would have been higher had the Camden facility not been operating as a merchant facility. The increase was also due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional operating revenues of approximately $19.5 million relating to electricity sales and approximately $6.7 million relating to steam sales to our affiliate.


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

                                              (Principal Accounting Officer)

                                 CERTIFICATION



I, Clark C. Smith, certify that:



     1. I have reviewed this quarterly report on Form 10-Q/A of East Coast Power, L.L.C.;



     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and



     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.



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


                                          East Coast Power, L.L.C.

                                 CERTIFICATION



I, John L. Harrison, certify that:



     1. I have reviewed this quarterly report on Form 10-Q/A of East Coast Power, L.L.C.;



     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and



     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



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