Form 10-K
period 2002-12-31
EAST COAST POWER LLC
filed 2003-03-28
CIK 1089472

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



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-81601
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

 STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
                              THE REGISTRANT: None

     98.01 percent of the membership interests of East Coast Power L.L.C. are owned directly by Mesquite Investors, L.L.C., 0.99 percent of its membership interests are owned by Bonneville Pacific Corporation, and 1 percent of its membership interests are owned directly by East Coast Power Holding Company, L.L.C. Such membership interests are not publicly traded and therefore have no separate, quantifiable market value.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EAST COAST POWER L.L.C.

                               TABLE OF CONTENTS

                                   CAPTION
                                   -------
                                                                          PAGE
                                                                          ----
                                    PART I

ITEM 1.     Business....................................................    1
ITEM 2.     Properties..................................................    5
ITEM 3.     Legal Proceedings...........................................    5
ITEM 4.     Submission of Matters to a Vote of Security Holders.........    5

                                   PART II

ITEM 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    6
ITEM 6.     Selected Financial Data.....................................    6
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    7
            Cautionary Statement for Purposes of the "Safe Harbor"
              Provisions of the Private Securities Litigation Reform Act
              of 1995...................................................   18
ITEM 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................   19
ITEM 8.     Financial Statements and Supplementary Data.................   20
ITEM 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   65

                                   PART III

ITEM 10.    Directors and Executive Officers of the Registrant..........   66
ITEM 11.    Executive Compensation......................................   66
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   66
ITEM 13.    Certain Relationships and Related Transactions..............   66
ITEM 14.    Controls and Procedures.....................................   66

                                   PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   68
            Signatures..................................................   75
            Certifications..............................................   76

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

     When we refer to "us", "we", "our", "ours", or "East Coast Power", we are describing East Coast Power L.L.C. and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware limited liability company formed in December 1998. We are owned by three members: Mesquite Investors, L.L.C. directly owns 98.01 percent of the membership interests in us; Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns 0.99 percent of the membership interests in us; and East Coast Power Holding Company, L.L.C., which is indirectly owned by Enron Corporation, owns a 1 percent non-voting preferred membership interest in us. Mesquite Investors obtained its ownership in us through a series of transactions consummated in 1999 and 2001. Mesquite Investors is indirectly owned by Limestone Electron Trust and a subsidiary of El Paso Corporation.

                                   OPERATIONS

     Our sole business is the ownership and operation of four power generation facilities which are located in Linden, Camden and Bayonne, New Jersey. The facilities are commonly referred to as the Linden Venture, Camden Venture, Bayonne Venture and Linden 6. The following information summarizes certain important information with respect to our facilities:

                            LINDEN VENTURE          CAMDEN VENTURE         BAYONNE VENTURE           LINDEN 6(6)
                        ----------------------  ----------------------  ----------------------  ----------------------
Location..............  Linden, NJ              Camden, NJ              Bayonne, NJ             Linden, NJ
Equipment Type........  5 GE Frame 7EA gas      1 GE Frame 7EA gas      3 GE Frame 6B gas       1 GE Frame 7FA gas
                        turbines                turbine                 turbines                turbine
                        3 GE condensing steam   1 GE condensing steam   1 GE SAEC steam
                        turbines                turbine                 turbine
Facility Operator.....  GE                      GE                      GE                      GE
Fuel Type.............  Natural Gas, Butane     Natural Gas, Kerosene,  Natural Gas, Kerosene,  Natural Gas,
                                                Jet-A or L.S. Diesel    Jet-A or L.S. Diesel    Distillate
Commercial
  Operations..........  May 1992                March 1993              October 1988            January 2002
Nameplate Electric
  Capacity............  715 MW                  146 MW                  176 MW                  172 MW
Facility Rating(1)....  775 MW                  148 MW                  165 MW                  165 MW
Average Heat Rate
  (2002)(2)...........  9,936 Btu/KWh           8,378 Btu/KWh           9,364 Btu/KWh           7,325 Btu/KWh
Historical Average
  Availability
  (1994-2002).........  94%                     95%                     95%                     94%
Facility Dispatch.....  Dispatchable            Merchant/cycling        Merchant/cycling(4)     Load Following
                        (restricted)
Average Hourly MW
  generated (2002)....  478 MW                  135 MW(7)               156 MW                  104 MW
Power Purchase
  Agreement/
  Expiration..........  Consolidated            El Paso Merchant        El Paso Merchant        Tosco Refining/2017
                        Edison/2017             Energy/2013(8)          Energy/2003(5)(8)       Infineum/2007
Facility Design
  Maximum Steam Output
  Capacity............  1,250 klbs/hr           92 klbs/hr              225 klbs/hr             585 klbs/hr
Facility Design Steam
  Sales Capacity......  1,100 klbs/hr           60 klbs/hr              125 klbs/hr             530 klbs/hr
Average Steam
  Delivered (2002)....  549 klbs/hr             N/A                     128 klbs/hr             440 klbs/hr
Steam Sales Agreement/
  Expiration..........  Bayway Refining/2017    N/A                     IMTT-Bayonne/Year-      Linden Venture/2017
                        Infineum/2017                                   to-Year
                                                                        IMTT-BX/Year-to-Year

                            LINDEN VENTURE          CAMDEN VENTURE         BAYONNE VENTURE           LINDEN 6(6)
                        ----------------------  ----------------------  ----------------------  ----------------------
Approximate Daily
  Average Fuel
  Requirements........  110,000 MMBtu           30,000 MMBtu(7)         37,500 MMBtu(7)         30,000 MMBtu
Fuel Supply...........  Spot(3)                 El Paso Merchant        El Paso Merchant        Conectiv/El Paso
                                                                                                Merchant
Gas Transportation/
  Expiration..........  Public Service          Public Service          Public Service          Public Service
                        Electric and            Electric/ 2013          Electric/ 2008          Electric/ 2017
                        Elizabethtown/2017

---------------

(1) Facility rating is realizable capacity based on normal operating conditions.

(2) Without credit for steam production, except for Linden 6.

(3) The fuel supply for the Linden facility is provided under short-term firm gas supply contracts. The contract price is based on spot gas prices plus a reservation charge.

(4) Bayonne Venture's facility was base load from 1/1/02 through 12/20/02.

(5) Bayonne Venture's facility sold 75.8% of output to Jersey Central Power and 24.2% to El Paso Merchant from 1/1/02 through 12/20/02. Bayonne Venture's facility sold 100% of output to El Paso Merchant from 12/21/02 through 12/31/02.

(6) Linden 6 began operations on January 25, 2002.

(7) When dispatched.

(8) A merchant based contract.

     In 2001, the Camden Venture and Bayonne Venture power purchase agreements with Public Service Electric and Gas Company were restructured. Following the restructuring, Camden Venture operates solely on a merchant basis, selling power only when it is economical to do so. In 2002, the Bayonne Venture long-term power purchase agreement with Jersey Central Power and Light was restructured. Following this restructuring, Bayonne Venture operates on a merchant basis, but also operates to generate steam under its steam sales agreement. On January 6, 2003, we distributed our ownership interests in Bayonne Venture and Camden Venture to Mesquite Investors, as permitted by the terms of our indenture. For a further discussion, see Item 8, Financial Statements and Supplementary Data,
Note 14, which is incorporated herein by reference.

                                  COMPETITION

     Our Linden and Linden 6 facilities sell power under long-term agreements. The prices of the power sold under these agreements are specified under the terms of the contracts and are generally based on a fixed component plus variable costs to generate the power. As a result, our revenues are not significantly impacted by competition from other sources of generation. The power generation industry is rapidly evolving, however, and regulatory initiatives have been adopted at the federal level and in New York and New Jersey aimed at increasing competition in the power generation business. As a result, it is likely that when the power purchase agreements expire in 2017, these facilities will be operating in the Pennsylvania/Jersey/Maryland markets in direct competition with other power generators. Our ability to realize pricing terms similar to those that currently exist may be difficult.

     As a result of the Bayonne Venture power contract restructuring in 2002 and the Bayonne Venture and Camden Venture power contract restructurings in 2001, the Bayonne Venture and Camden Venture facilities sell their power at market based prices in direct competition with other power generators. This results in the facilities operating in a highly competitive market in which operating efficiency, supply and demand and other economic factors determine success. Bayonne Venture and Camden Venture both face intense competition from power generation companies throughout the region as well as from the wholesale power markets.

                                   EMPLOYEES

     We have no employees. Our daily administrative operations are performed by officers and employees of El Paso Merchant Energy, L.P., an affiliate of one of our members, under an administrative services agreement. General Electric International, Inc. operates and maintains the Linden facility, Camden facility, Bayonne facility and Linden 6 facility under separate operation and maintenance agreements.

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

     - terrorism insurance; and

     - business interruption insurance.

Limits and deductibles in respect to these insurance policies are comparable to those carried by other electric generating facilities of similar size.

                                   REGULATION

     Our power generation activities are regulated by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to its rates, terms and conditions of service. Our cogeneration power production activities are regulated by the FERC under the Public Utility Regulatory Policies Act of 1978 (PURPA) with respect to rates, procurement and provision of services and operating standards. Our power generation activities are also subject to federal and state environmental regulations, including the U.S. Environmental Protection Agency (EPA) regulations. We believe that our operations are in compliance with the applicable requirements.

     The Linden facility and the Linden 6 facility both operate as qualifying facilities (QFs) under PURPA. Our status as a QF depends on meeting specified minimum steam and operating efficiency requirements under PURPA. Failure to maintain our QF status could affect our rights under various agreements, including the power purchase agreement for Linden Venture with Consolidated Edison, our steam sales agreement with Bayway Refining Company and the Linden 6 energy services agreement with Tosco Refining, L.P. In the case of Linden Venture, our revenues under the power purchase agreement would be reduced by at least ten percent. In the case of Linden 6, we may incur additional charges that we would not be able to pass on to Tosco Refining under the energy services agreement. We have no reason to believe that we will not continue to meet the operational and efficiency requirements specified under PURPA. Certain benefits of being a QF include (1) not having to comply with extensive federal, state and local regulations that control the organizational and financial structure of an entity that owns or operates an electric generating plant and the price and terms on which electricity may be sold by the plant to a wholesale purchaser, and (2) utilities purchase needed power from QFs at their "avoided costs." After the power contract restructurings in 2002 and 2001, Bayonne Venture and Camden Venture commenced operations as Exempt Wholesale Generators (EWG) under the Energy Policy Act of 1992 and sell electric power under market based power agreements.

     We are subject to complex energy, environmental and other laws and regulations at the federal, state and local levels in connection with the ownership and operation of the facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership structure of a plant. State utility regulatory commissions may examine the prudence of the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers and approve the rates for sale of retail electric power. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant.

                                   MANAGEMENT

     Our daily operations are managed by officers and employees of El Paso Merchant, an affiliate of one of our members, under an administrative services agreement with us. Our principal executive offices are located at 1001 Louisiana Street, Houston, Texas 77002. Our telephone number is (713) 420-2600.

               EXECUTIVE OFFICERS AND MANAGERS OF THE REGISTRANT

     The following table sets forth information relating to the business experience of our executive officers and managers:

                                                                          OFFICER
          NAME                               POSITION                      SINCE    AGE
          ----                               --------                     -------   ---
Robert W. Baker.........   President                                       2003     46
John L. Harrison........   Senior Vice President, Chief Financial
                           Officer, Treasurer and Class A Manager          2001     44
Bryan E. Seas...........   Vice President and Controller                   2002     42
John J. O'Rourke........   Vice President, Managing Director and Class A
                           Manager                                         2001     48
Dean A. Christiansen....   Class B Manager                                 2001     43
Henry C. Mustin.........   Class B Manager                                 2001     70

     Robert W. Baker has served as our President since January 2003. He has also served as Executive Vice President of El Paso and President of El Paso Global Power since February 2003. He was Senior Vice President and Deputy General Counsel of El Paso from January 2002 to February 2003. Prior to that period, he held various positions with El Paso since 1996.

     John L. Harrison has served as our Senior Vice President and Chief Financial Officer since March 2001 and he has served as our Treasurer since February 2002. He has served as our Class A Manager since February 2001. He has served as Senior Vice President and Chief Financial Officer of El Paso Merchant since January 2001 and he has served as Treasurer of El Paso Merchant since February 2002. Prior to that period, he served as Vice President and Senior Managing Director of El Paso Merchant since 1999. Prior to that, he held various positions with El Paso since 1996.

     Bryan E. Seas has served as our Vice President and Controller since September 2002. Prior to that period, he served as Director of Corporate Accounting for El Paso since January 2000. He was Director of Accounting for Southern Natural Gas Company since October 1999. Prior to that, he held various positions with Sonat Inc. since 1993.

     John J. O'Rourke is a Class A Manager of the Management Committee and is our Vice President and Managing Director. He is also Vice President and Managing Director of El Paso Merchant Energy North America Company. Prior to joining El Paso in May 2000, Mr. O'Rourke was a Director of Business Management for FPL Energy since 1992.

     Dean A. Christiansen is a Class B Manager of the Management Committee. Mr. Christiansen has served as President of Lord Securities Corporation since October 2000 and since June 1990 has been a principal and shareholder of Acacia Capital, Inc.

     Henry C. Mustin, a Class B Manager, is a retired Vice Admiral in the U.S. Navy and is the Chairman of the Board of his own consulting company. He serves as a director on a number of boards and committees. Admiral Mustin formed his company in 1992. From 1989 to 1992, he was the Vice President for International Marketing for the Kaman Corporation.

     Our Class A Managers and our Class B Managers have served since February 2001. Our Class A Managers serve until removal or resignation and until their respective successors are elected and qualified. Our officers serve until removal or resignation. Our Class B Managers serve until their successors are elected and qualified.

     Our Class A Managers and our officers are also officers or employees of El Paso or its affiliates. Such managers and officers may spend a substantial amount of time managing the business and affairs of El Paso and its affiliates. Since our daily operations are managed by employees of El Paso Merchant pursuant to the administrative services agreement, we do not expect that our managers and officers will face a conflict regarding the allocation of their time between our interests and the other business interests of El Paso and its affiliates.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business -- Operations, and is incorporated herein by reference.

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

ITEM 3.  LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6. SELECTED FINANCIAL DATA

                                                        OUR COMPANY
                                        --------------------------------------------    PREDECESSOR ENTITIES(3)
                                                  YEAR ENDED               2/4/99       -----------------------
                                                 DECEMBER 31,            (INCEPTION)    1/1/99     YEAR ENDED
                                        ------------------------------       TO           TO      DECEMBER 31,
                                        2002(1)    2001(2)      2000      12/31/99      2/3/99        1998
                                        --------   --------   --------   -----------    -------   -------------
                                                                     (IN MILLIONS)
OPERATING RESULTS DATA
  Operating revenues..................  $  194.8   $  107.6   $     --    $     --      $   --       $   --
  Operating expenses..................    (270.7)    (154.4)      (9.5)      (11.2)       (2.6)       (41.8)
  Operating loss......................     (75.9)     (46.8)      (9.5)      (11.2)       (2.6)       (41.8)
  Earnings (loss) from unconsolidated
    affiliates........................      75.4       89.9       65.7        59.7       (51.4)       132.9
  Income (loss) before extraordinary
    items.............................     (70.2)     (44.9)     (33.3)      (29.0)      (57.7)        71.1
  Extraordinary items.................        --      (23.9)        --          --          --           --
  Net income (loss)...................  $  (70.2)  $  (68.8)  $  (33.3)   $  (29.0)     $(57.7)      $ 71.1
FINANCIAL POSITION DATA
  Investments in unconsolidated
    affiliates........................  $  707.1   $  745.6   $1,136.5    $1,219.6      $ 83.6       $ 85.2
  Total assets........................   1,088.0    1,173.3    1,239.8     1,266.5       261.0        248.8
  Long-term debt (including current
    portion)..........................     923.5      970.8    1,183.9     1,213.1       205.6        218.0
  Members' capital....................     102.4      171.7       35.2        25.7        43.8         18.8

---------------

(1) Results include Linden 6 which began operations in January 2002.

(2) In 2001, we acquired the remaining third party partnership interests in Bayonne Venture and Camden Venture. Since the acquisition of these interests removed all third party participative rights, we began consolidating these entities into our financial statements at the date of the acquisition of the remaining interests.

(3) We acquired our interests in our facilities in February 1999. Predecessor entities' data reflects results prior to our ownership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     We are a Delaware limited liability company formed in December 1998. We are owned by three members: Mesquite Investors, L.L.C. directly owns 98.01 percent of the membership interests in us; Bonneville Pacific Corporation, a wholly owned subsidiary of Mesquite Investors, owns 0.99 percent of the membership interests in us; and East Coast Power Holding Company, L.L.C., which is indirectly owned by Enron Corporation, owns a 1 percent non-voting preferred membership interest in us. Mesquite Investors obtained its ownership in us through a series of transactions consummated in 1999 and 2001. Mesquite Investors is indirectly owned by Limestone Electron Trust and a subsidiary of El Paso Corporation.

     Our sole business is the ownership and operation of the four power generation facilities which are located in Linden, Camden and Bayonne, New Jersey. We constructed a facility in Linden, commonly referred to as Linden 6, that began commercial operations on January 25, 2002. We had no assets or liabilities and conducted no operations prior to February 1999.

                              RECENT DEVELOPMENTS

Downgrade of Our Senior Secured Notes

     On February 10, 2003, Standard and Poor's Ratings Services lowered its ratings on our senior secured notes to "BB+" from "BBB-". On February 12, 2003, Moody's Investors Service downgraded our senior secured debt to "Ba2" from "Baa3". The rating actions were attributed to the downgrade of El Paso's debt ratings. These rating actions had a negative impact on the fair value of our long-term debt. Further downgrades of El Paso's credit ratings could also have an indirect negative impact on the fair value of our long-term debt. We do not currently believe that these downgrades will impact our ability to perform under our obligation of the indemnification to Linden Venture. See Item 8, Financial Statements and Supplementary Data, Note 10, which is incorporated herein by reference, for a further discussion.

El Paso Downgrades

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B". On February 11, 2003, Moody's downgraded El Paso's senior unsecured debt rating to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades. We believe that these downgrades may impact El Paso's ability to perform under the obligations of its guaranty. See Item 8, Financial Statements and Supplementary Data, Notes 9 and 10 for further discussion, which are incorporated herein by reference.

El Paso Announces Exit of Energy Trading Activities

     El Paso's credit downgrades in the third and fourth quarters and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. As discussed in Item 8, Financial Statements and Supplementary Data, Notes 9 and 10, which are incorporated herein by reference, we have entered into several agreements with El Paso Merchant and we are in the process of evaluating what impact, if any, this announcement will have on these agreements.

Potential Change in Mesquite Investors' Ownership

     On November 8, 2002, El Paso announced its intent to acquire an additional interest in Chaparral Investors, L.L.C. Chaparral owns Mesquite Investors, one of our members. At December 31, 2002, Chaparral was owned approximately 20 percent by El Paso and 80 percent by Limestone, an unaffiliated third party. In March 2003, El Paso contributed $1.0 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a consolidated subsidiary of El Paso.

Distribution of Bayonne Venture and Camden Venture

     One of our members, Mesquite Investors, was established to own and manage investments in domestic power assets and its operations include the restructuring of power purchase, fuel supply and credit agreements of the Public Utility Regulatory Policies Act of 1978 (PURPA) facilities and monetization of the power purchase agreements (see Restructuring of Power Purchase Agreements below). Following the 2002 restructuring of our Bayonne Venture power purchase agreement with Jersey Central Power and Light and the 2001 restructurings of our Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric and Gas Company, our Bayonne Venture and Camden Venture facilities began operating on a merchant basis. Accordingly, on January 6, 2003, we distributed our ownership interests in Bayonne Venture and Camden Venture to Mesquite Investors as permitted by the terms of our indenture. For a further discussion of the distribution of Bayonne Venture and Camden Venture, see Item 8, Financial Statements and Supplementary Data, Note 14, which is incorporated herein by reference.

El Paso Proxy Contest

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial condition.

Restructuring of Power Purchase Agreements

     Many domestic power plants have long-term power purchase agreements with regulated utilities that were entered into under PURPA. The power sold to the utility under PURPA contracts is required to be delivered from a specified power generation plant at power prices that are usually significantly higher than the cost of power in the wholesale power market. The cost of generating power at these PURPA power plants is typically higher than the cost that would be incurred by obtaining the power in the wholesale power generation market, principally because PURPA power plants are less efficient than newer power generation facilities.

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract restructuring. Following the power contract restructuring, the power plant operates on a merchant basis, which means that it is typically no longer dedicated to one buyer and will typically operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreements are generally accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis, as power is generated and sold to the utility. As part of a restructuring, any related fuel supply and steam contracts are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment, and the restructured power purchase agreement is adjusted to its estimated fair value. The restructured power purchase agreement can then be sold, or the entity that the power purchase agreement is contributed to can enter into an offsetting, or mirror, power purchase agreement. In cases when our affiliate enters into a mirror power purchase agreement, our affiliate uses the restructured power purchase agreement, and the mirror power purchase agreement, along with the fixed price spread between these contracts, as collateral to obtain financing. The offsetting power purchase agreement requires the power supplier, which can be an affiliate or third party, to provide long-term fixed price power in amounts sufficient to meet the obligations under the restructured power purchase agreement.

     Public Service Electric and Gas Company

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

     In the power contract restructurings, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific and Mesquite Investors. Our Camden Venture and Bayonne Venture facilities were released from their obligations under their power purchase agreements with Public Service Electric. Camden Venture began operations under an agreement with El Paso Merchant on December 13, 2001 and its payments received under this agreement are partially subsidized as a result of an agreement between El Paso Merchant and Mesquite Investors. Additionally, Bayonne Venture began operations under an agreement with El Paso Merchant on December 13, 2001, for approximately 24 percent of the electric energy produced by the Bayonne facility that had previously been purchased by Public Service Electric. We also entered into a gas services agreement with Public Service Electric relating to the Bayonne Venture facility effective upon the consummation of the restructuring. This 2001 power contract restructuring resulted in a significant change in business for these facilities since the Camden facility and a portion of the Bayonne facility operated on a merchant basis following the restructuring. This change in business constituted a trigger for impairment analysis under Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As a result of the re-evaluation of the carrying amount of the plant assets, we reduced the carrying amount of the plant assets to fair value and recorded impairment charges of $62.8 million on the Camden facility and $4.5 million on the Bayonne facility in 2001. These charges were reflected in our consolidated statement of operations for the year ended December 31, 2001. The estimated fair value of our plant assets was based on sales data on similar plants, adjusted for liquidity in the marketplace and locational differences.

     In conjunction with the 2001 power contract restructurings, we retired $44.7 million of Camden Venture project level debt and $55.1 million of Bayonne Venture project level debt through cash contributions from our members. As a result of the early retirement of debt, we also incurred extraordinary costs of $13.8 million at Bayonne Venture and $10.1 million at Camden Venture. These costs were reported as extraordinary items in our consolidated statement of operations for the year ended December 31, 2001. In addition, we incurred costs of $2.2 million to terminate agreements affected by the power contract restructurings.

     These restructurings constituted a power contract buyout under the indenture executed in connection with our senior secured notes. We received confirmation from the rating agencies that the restructurings would not cause a rating downgrade provided that we redeem a portion of our senior secured notes. Consequently, we redeemed $176.4 million of our senior secured notes on December 12, 2001 through cash contributions from our members and wrote off approximately $2.5 million of deferred financing costs associated with the redemption of our senior secured notes.

     Jersey Central Power and Light Company

     On February 27, 2002, we reached an agreement, subject to lender, partner, and other unaffiliated party approval, with Jersey Central Power to restructure its long-term power purchase agreement relating to our Bayonne Venture facility. On December 20, 2002, after all necessary approvals were obtained, we completed the restructuring of our long-term power purchase agreement with Jersey Central Power at our Bayonne Venture facility.

     In this power contract restructuring, we distributed the Bayonne Venture power purchase agreement with Jersey Central Power, which had a book value of $114.9 million, to our common members, Bonneville Pacific and Mesquite Investors. Our Bayonne Venture facility was released from its obligations under the power purchase agreement with Jersey Central Power. On December 21, 2002, Bayonne Venture began operations under an agreement with El Paso Merchant for the remaining 76 percent of electric energy produced by the Bayonne Venture facility. This December 2002 restructuring of the Bayonne Venture power purchase agreement resulted in a significant change in the business for the Bayonne facility, and accordingly, the Bayonne Venture plant assets were tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, as a result of the planned distribution of our interests in Camden Venture and Bayonne Venture to our member, Mesquite Investors, in January 2003, and in order to comply with the terms of our indenture, we obtained fair market valuations of Camden Venture's and Bayonne Venture's plant assets through appraisals conducted by an independent third party in 2002. The results of the third party appraisals indicated that their fair values were zero, as compared to the carrying amount of $28.8 million for Camden Venture's plant assets and $56.1 million for Bayonne Venture's plant assets. Based on the results of the appraisal for Camden Venture, we also tested Camden Venture's plant assets for impairment in accordance with SFAS No. 144. Our impairment tests indicated that the plant assets for both facilities were impaired and we recorded an impairment charge of $84.9 million in 2002 to adjust the carrying amounts to their appraised fair values of zero. The primary reason for the reduction of the fair value of Camden Venture's and Bayonne Venture's plant assets was the continued decline during 2002 of the unregulated power industry. In addition, both plants have long-term gas transportation contracts that have high costs relative to current market prices. In addition, we incurred costs of $10.0 million to terminate agreements affected by the power contract restructurings.

     This restructuring constituted a power contract buyout under the indenture executed in connection with our senior secured notes. We received confirmation from the rating agencies that the restructuring would not cause a rating downgrade provided that we redeem a portion of our senior secured notes. In conjunction with the redemption of our senior secured notes, we received a contribution from our members in December 2002 of $165.7 million which was restricted for the subsequent redemption of $165.0 million of our senior secured notes in January 2003. The cash received in this contribution from our members is reflected as a component of restricted cash on our consolidated balance sheet at December 31, 2002. We redeemed $165.0 million of our senior secured notes on January 21, 2003, and wrote off approximately $1.7 million in 2003 of deferred financing costs associated with the redemption of our senior secured notes.

Linden 6

     In February 2000, we entered into an energy services agreement with Tosco Refining L.P., a subsidiary of ConocoPhillips Corporation, under which we were required to construct, own and operate the Linden 6 facility, a 172 megawatt cogeneration facility on part of the existing Linden Venture site under a sublease entered into with Linden Venture. The Linden 6 facility began commercial operations on January 25, 2002. Linden 6 is owned and operated by one of our wholly owned subsidiaries.

                             RESULTS OF OPERATIONS

     Our results of operations were as follows for each of the years ended December 31:

                                                            2002      2001      2000
                                                           -------   -------   -------
                                                                  (IN MILLIONS)
Operating revenues.......................................  $ 194.8   $ 107.6   $    --
Operating expenses.......................................   (270.7)   (154.4)     (9.5)
                                                           -------   -------   -------
     Operating loss......................................    (75.9)    (46.8)     (9.5)
Earnings from unconsolidated affiliates..................     75.4      89.9      65.7
Interest and debt expense, net...........................    (70.4)    (90.8)    (91.3)
Other....................................................      0.7       2.8       1.8
Extraordinary items......................................       --     (23.9)       --
                                                           -------   -------   -------
     Net loss............................................  $ (70.2)  $ (68.8)  $ (33.3)
                                                           =======   =======   =======

     The following are our operating results for the year ended December 31, 2002, compared to the year ended December 31, 2001, and for the year ended December 31, 2001, compared to the year ended December 31, 2000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Operating revenues for the year ended December 31, 2002 were $87.2 million higher than the same period in 2001. The increase was primarily due to the commencement of commercial operations at Linden 6 in January 2002, resulting in additional operating revenues of approximately $45.8 million relating to electricity sales and approximately $15.5 million relating to steam sales to Linden Venture. Operating revenues also increased by $23.5 million due to the consolidation of Bayonne Venture beginning in March 2001 and $9.0 million due to the consolidation of Camden Venture beginning in December 2001, as a result of our purchase of their outstanding partnership interests. The $9.0 million increase from the consolidation of Camden Venture is net of $6.6 million paid by Mesquite Investors to El Paso Merchant under an agreement that has the effect of subsidizing the payments that El Paso Merchant makes to Camden Venture under its power purchase agreement with El Paso Merchant. The increases were offset by a decrease of $6.6 million as a result of the 2001 Bayonne power contract restructuring.

     Operating expenses for the year ended December 31, 2002 were $116.3 million higher than the same period in 2001. The increase was due to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture beginning in December 2001 and from the commencement of operations at Linden 6 in January 2002. Operating expenses increased by $12.4 million due to the consolidation of Bayonne Venture and $24.3 million due to the consolidation of Camden Venture. An increase of $50.9 million in operating expenses is attributable to the commencement of commercial operations at Linden 6. In conjunction with the anticipated distribution of Camden Venture and Bayonne Venture to our member and the power contract restructuring, we engaged a third party to conduct an appraisal of Camden Venture's and Bayonne Venture's plant assets in December 2002. As a result of these appraisals, we re-evaluated the carrying amounts of Bayonne Venture's and Camden Venture's plant assets and recorded an impairment charge of $84.9 million in 2002 to adjust the carrying amounts to their fair values of zero. In 2001, an impairment charge of $67.3 million was recorded related to the re-evaluation of the plant assets of Bayonne Venture and Camden Venture related to the 2001 power contract restructurings. In addition, we recorded $11.1 million of additional operating expenses primarily related to the 2002 Bayonne power contract restructuring.

     Earnings from unconsolidated affiliates for the year ended December 31, 2002 were $14.5 million lower than the same period in 2001. A decrease of $9.2 million was primarily related to a decrease in Linden Venture's fuel savings in 2002 as compared to 2001. The remaining decrease of $5.3 million is attributable to the consolidation of Camden Venture's and Bayonne Venture's operating results for the year ended December 31, 2002, as they were presented as earnings from unconsolidated affiliates until wholly acquired during 2001. The consolidation of Camden Venture beginning in December 2001, resulted in a decrease of $8.9 million which was partially offset by an increase of $3.6 million due to the consolidation of Bayonne Venture beginning in March 2001, as Bayonne Venture incurred a loss during the portion of 2001 when it was unconsolidated.

     Interest and debt expense, net decreased by $20.4 million for the year ended December 31, 2002 compared to the same period in 2001 due primarily to a lower outstanding debt balance as a result of the redemption of our senior secured notes in connection with the 2001 power contract restructurings.

     Other decreased by $2.1 million for the year ended December 31, 2002 compared to the same period in 2001 due to a gain on the sale of spare parts and higher interest rates on cash balances in 2001.

     During 2001, we and our unconsolidated affiliate incurred extraordinary costs of $23.9 million related to the early extinguishment of debt at Camden Venture and Bayonne Venture as part of the 2001 power contract restructurings.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Operating revenues for the year ended December 31, 2001, were $107.6 million higher than the same period in 2000. The increase was due primarily to the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture beginning in December 2001 as a result of our acquisition of the remaining partnership interests.

     Operating expenses for the year ended December 31, 2001, were $154.4 million compared to $9.5 million for the same period in 2000. The increase was due primarily to the consolidation of Bayonne Venture and Camden Venture. Also included in the 2001 amount is an asset impairment charge on Camden Venture for $62.8 million and on Bayonne Venture for $4.5 million, as a result of the 2001 power contract restructurings.

     Earnings from unconsolidated affiliates for the year ended December 31, 2001, were $24.2 million higher than the same period in 2000. The increase was primarily the result of higher revenues due to higher realized sales prices on Linden Venture, partially offset by the consolidation of Bayonne Venture beginning in March 2001 and Camden Venture beginning in December 2001.

     Interest and debt expense, net decreased by $0.5 million for the year ended December 31, 2001, compared to the same period in 2000 due to an increase in capitalized interest costs and a lower outstanding debt balance.

     Other increased by $1.0 million in 2001 as a result of higher average cash balances and a gain on the sale of spare parts.

     During 2001, we and our unconsolidated affiliate incurred extraordinary costs of $23.9 million related to the early extinguishment of debt at Camden Venture and Bayonne Venture as part of the 2001 power contract restructurings.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 10, incorporated herein by reference.

                           RELATED PARTY TRANSACTIONS

     Our material related party agreements include administrative services, power purchase and fuel supply agreements with El Paso Merchant, our affiliate. We also have a debt agreement with Mesquite Investors and ECT Merchant Investments Corp., an affiliate of Enron Corporation. In addition, Mesquite Investors has entered into a power marketing agreement with El Paso Merchant on our behalf which has the effect of subsidizing El Paso Merchant's payments to Camden Venture under its power purchase agreement. Our subsidiary, Linden 6, sells steam to our affiliate, Linden Venture, under a steam sales agreement and Linden 6 subleases the land on which its facility operates from Linden Venture. The agreements were entered into on terms that we believe were based on market rates at the date they were negotiated. However, market rates can and do change and there is no guaranty that the rates we originally agreed to in these contracts will be indicative of market rates in the future. See Item 8, Financial Statements and Supplementary Data, Note 9, which is incorporated herein by reference, for further discussion of related party transactions.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash provided by our operating activities was $99.1 million for the year ended December 31, 2002, compared to $68.7 million for 2001. The increase was primarily due to Linden 6 operations which began in January 2002.

Cash from Investing Activities

     Net cash used in our investing activities was $6.3 million for the year ended December 31, 2002. Our 2002 investing activities primarily consisted of additions to property, plant and equipment in connection with the Linden 6 expansion. The cost of the Linden 6 facility was financed with cash flows from operations and capital contributions from our members. We do not anticipate any material capital expenditures in 2003.

Cash from Financing Activities

     Net cash used in our financing activities was $103.3 million for the year ended December 31, 2002. The 2002 activity includes contributions received from members, principal payments on long-term debt and distributions paid to our members. In addition, in 2002, cash was restricted for the redemption of a portion of the senior notes in January 2003, in conjunction with the Bayonne Venture power contract restructuring in December 2002.

Future Liquidity

     Our primary source of liquidity is cash generated in the form of operating revenues or distributions from our consolidated and unconsolidated affiliates arising from power sales under existing power purchase agreements and cash contributed by our members, less the cost of power sales and cash distributed to our members. We restructured the power purchase agreements of Bayonne Venture in 2002 and 2001 and Camden Venture in 2001 and subsequently distributed our interests in Bayonne Venture and Camden Venture to one of our members in January 2003. While we expect our future revenues to decline as a result of these distributions, we reduced our debt service obligations contemporaneously such that our cash flows from operations will continue to adequately cover our required debt service obligations. However, if we are unable to find replacements for our remaining letter of credit, which expires on May 31, 2003, we will be restricted by our indenture from making either distributions to our members or payments on our subordinated debt and may have to pay amounts to fund our debt service reserve account, which may negatively affect our future liquidity. Changes in the economic environment, social environment and interest rates may also have a negative impact on our future liquidity.

     Our loan agreements require us to maintain compliance with certain financial covenants. We believe that we are in compliance with the terms and conditions of the loan agreements as of December 31, 2002.

     For our significant borrowing and repayment activities during 2002, see
Item 8, Financial Statements and Supplementary Data, Notes 5 and 7, incorporated herein by reference.

               CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table outlines our contractual cash obligations by payment due dates:

                                                                 PAYMENTS DUE BY PERIOD
                                                       -------------------------------------------
                                                       LESS THAN                            AFTER
CONTRACTUAL CASH OBLIGATIONS                  TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
----------------------------                  ------   ---------   ---------   ---------   -------
                                                                 (IN MILLIONS)
Long-term debt, including current portion...  $923.5    $205.5      $ 95.3      $131.2     $491.5
Operating leases(1).........................     1.8       0.2         0.5         0.5        0.6
Other long-term obligation(2)...............    21.6       3.6         7.2         7.2        3.6
                                              ------    ------      ------      ------     ------
          Total contractual cash
            obligations.....................  $946.9    $209.3      $103.0      $138.9     $495.7
                                              ======    ======      ======      ======     ======

---------------
(1) Represents the operating leases' base amount which is adjusted by the Consumer Price Index annually.

(2) Represents our management services agreement with El Paso Merchant, which does not have a definitive term and whose term is as long as El Paso Merchant provides administrative services to us. Therefore, the "After 5 Years" amount includes only one year's obligations. This table displays the base amount which is adjusted by an inflation component annually.

COMMERCIAL COMMITMENTS

  Guaranties

     In connection with obtaining the consent of Linden Venture's partners and lenders for the transactions contemplated by the Linden 6 energy services agreement, we have indemnified Linden Venture from any and all losses that may be incurred as a result of the Linden 6 expansion and operations. El Paso, our affiliate, guarantied our obligations under this indemnity in an aggregate amount of $15.0 million.

  Letters of Credit

     El Paso, an affiliate, has provided support for the following letters of credit in 2002 and 2001 for our benefit:

     Bank of America issued a $22.25 million letter of credit on our behalf under the Cogen Technologies Linden, Ltd. term loan to the Linden, Ltd. lenders, State Street Bank and Trust Company of Connecticut, National Association, which collateralizes the obligations under the Linden, Ltd. term loan. On February 4, 2003, the Bank of America letter of credit of $22.25 million was drawn on, prior to its expiration, by State Street Bank, as we were unable to obtain a replacement letter of credit, due to the El Paso downgrades discussed above. In accordance with the term loan agreement, $22.25 million was deposited in State Street Bank's required payments accounts.

     We have a $30.0 million letter of credit with Bayerische Hypo-und Vereinsbank which supports the debt service reserve requirement for our senior secured notes and expires on May 31, 2003. We have received notice from Bayerische Hypo-und Vereinsbank that it will not renew its letter of credit. If we are unable to replace this letter of credit, we will be unable to make distributions to our members or make payments on our subordinated debt until the debt service reserve requirement has been met.

     We also had a $4.3 million letter of credit with BNP Paribas which also supported the debt service requirement for our senior secured notes. This $4.3 million letter of credit was terminated in January 2003 as a result of the $165.0 million redemption of our senior secured notes.

     Bank of America also issued a $4.3 million letter of credit on our behalf to Public Service Electric which collateralized certain obligations pursuant to Bayonne Venture's power purchase agreement with Public Service Electric. In connection with the power contract restructuring at Bayonne Venture in 2001, the $4.3 million letter of credit was terminated.

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

  Critical Accounting Policies

     Accounting for Derivative Instruments

     Effective January 1, 2001, we record all derivative instruments on our consolidated balance sheets at their fair value under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133 and its related amendments and interpretations, and the accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as fair value hedges, cash flow hedges or net investment hedges as defined in SFAS No. 133, as amended.

     In accordance with the provisions of SFAS No. 133, as amended, changes in the fair value of cash flow hedges are recorded in other comprehensive income for the portion of the change in value of the hedge that is effective. The ineffective portion of the cash flow hedges is recorded in earnings in the current period. Classification in the consolidated statement of operations, of the ineffective portion, is based on the income classification of the item being hedged.

     The adoption of SFAS No. 133, as amended, had an immaterial impact on our consolidated financial statements.

     During the normal course of business, we may enter into contracts that qualify as derivatives under the provisions of SFAS No. 133, as amended. As a result, we evaluate our contracts to determine whether derivative accounting is appropriate. Contracts that meet the criteria of a derivative and qualify as "normal purchases" or "normal sales," as those terms are defined in SFAS No. 133, as amended, may be excluded from fair value accounting treatment. Contracts that qualify as derivatives and do not meet the exceptions for normal purchases or normal sales are reflected at fair value on our consolidated balance sheets with changes in fair value reflected in our consolidated statements of operations.

     As of December 31, 2002, all of our power purchase agreements that qualify as derivative instruments meet the normal purchases and normal sales exception and, accordingly, are not subject to fair value accounting treatment. If these contracts did not qualify under this election, our consolidated financial statements would be significantly different with the fair value of the contracts reflected on our consolidated balance sheets and changes in the fair values from period to period reflected in our consolidated statements of operations.

     Asset Impairments

     The asset impairment accounting rules require us to determine if an event has occurred indicating that a long-lived asset may be impaired. In some cases, these events are clear. However, in many cases, a clearly identifiable triggering event is not evident. Rather, a series of individually insignificant events occur over a period of time leading to an indication that an asset may be impaired. We continually monitor our businesses and the market and business environments and make judgments and assessments about whether a triggering event has occurred. If an event occurs, or series of events occur, indicating that an asset may be impaired, we make an estimate of our future cash flows from these assets to determine if the asset is impaired. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, legal and regulatory issues and other factors and these variables can, and often do, differ from our estimates. These changes can have either a positive or negative impact on our estimates of impairment and can result in additional charges. In addition, further changes in the economic and business environment can impact our original and ongoing assessments of potential impairment.

     Effective January 1, 2002, we began evaluating the impairment of our long-lived assets in accordance with SFAS No. 144. Prior to January 1, 2002, we evaluated the impairment of our long-lived assets in accordance with SFAS No.
121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

     Accounting for Reserves

     Our accounting for reserves policies cover a wide variety of business activities, including reserves for potentially uncollectible receivables and legal and environmental exposures. We accrue these reserves when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated. Our estimates for these liabilities are based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ significantly from our estimates, and our estimates can be, and often are, revised in the future, either negatively or positively, depending upon the outcome or expectations based on the facts surrounding each exposure.

  Recent Accounting Pronouncements

     Early Extinguishment of Debt

     During the third quarter of 2002, we adopted the provisions of SFAS No. 145, Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that we evaluate any gains or losses incurred when we retire debt early to determine whether they are extraordinary in nature or whether they should be included in income from continuing operations in the consolidated statement of operations. The adoption of SFAS No. 145 had no impact on our consolidated financial statements, but may impact any applicable transactions in the future. In January 2003, we retired $165.0 million of our debt early, which resulted in no gain or loss. See Item 8, Financial Statements and Supplementary Data, Notes 5 and 7, incorporated herein by reference for further discussion.

     Accounting for Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The adoption of this standard on January 1, 2003 did not have a material impact on our consolidated financial statements.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities we initiate after January 1, 2003.

  Accounting for Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that companies record a liability, at fair value, for all guarantees issued after January 31, 2003, including financial performance and fair value guarantees. Certain guarantees are not subject to the recognition and measurement provisions of the interpretation but are subject to its disclosure requirements. These include guarantees issued between parents and their subsidiaries and a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have included these required disclosures in Item 8, Financial Statements and Supplementary Data, Note 10, which is incorporated herein by reference.

 Accounting for Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk and/or have a controlling financial interest in the entity. This standard requires that companies consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. The provisions of FIN 46 are effective for all variable interest entities created after January 31, 2003, and are effective on July 1, 2003 for all variable interest entities created before January 31, 2003. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     Our exposure to fluctuations in interest rates results from our floating rate term loan and working capital borrowings of our wholly owned subsidiary, Linden, Ltd. We do not actively manage interest rate risk.

     The table below shows the maturity of the carrying values and related weighted average interest rates of our interest bearing debt, by expected maturity dates. As of December 31, 2002, the fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                                 DECEMBER 31, 2002
                                       ----------------------------------------------------------------------     DECEMBER 31,
                                                      EXPECTED MATURITY DATE OF CARRYING VALUE                        2001
                                       ----------------------------------------------------------------------   -----------------
                                                                                                        FAIR    CARRYING    FAIR
                                        2003     2004    2005    2006    2007    THEREAFTER   TOTAL    VALUE     VALUE     VALUE
                                       -------   -----   -----   -----   -----   ----------   ------   ------   --------   ------
                                                                         (DOLLARS IN MILLIONS)
LIABILITIES
Linden, Ltd. term loan, including
  current portion -- fixed rate
  portion............................  $ 10.9    $12.1   $13.4   $14.8   $12.2     $   --     $ 63.4   $ 59.3    $ 73.4    $ 77.4
  Average interest rate..............     8.8%     8.8%    8.8%    8.8%    8.8%       8.8%
Linden, Ltd. term loan, including
  current portion -- floating rate
  portion............................  $ 11.4    $12.7   $14.2   $15.9   $23.1         --     $ 77.3   $ 77.3    $ 87.4    $ 87.4
  Average interest rate(1)...........     2.9%     2.9%    2.9%    2.9%    2.9%       2.9%
Subordinated note with affiliates,
  including current portion -- fixed
  rate...............................      --       --   $ 3.1   $ 6.7   $ 7.0     $171.1     $187.9   $137.4    $187.9    $191.4
  Average interest rate..............      --       --     9.0%    9.0%    9.0%       9.0%
Senior secured notes, including
  current portion -- fixed rate(2)...  $182.6    $15.2   $24.6   $25.7   $25.8     $320.4     $594.3   $466.2    $621.5    $678.6
  Average interest rate(2)...........     7.2%     7.2%    7.2%    7.3%    7.3%       7.5%
Other................................  $  0.6       --      --      --      --         --     $  0.6   $  0.6    $  0.6    $  0.6
  Average interest rate..............    10.5%      --      --      --      --         --

---------------

(1) The interest rates for the floating portion of the Linden, Ltd. term loan are set at LIBOR plus 1.65% while the working capital portion is set at a one month commercial paper rate plus 0.55%. At December 31, 2002, the LIBOR plus 1.65% was 3.06% and the commercial paper rate plus 0.55% was 1.85%.

(2) Our senior secured notes consist of three tranches of fixed rate debt, as follows (amounts at the issuance date): $296.0 million of 6.737% notes due in 2008, $236.0 million of 7.066% notes due in 2012 and $318.0 million of 7.536% notes due in 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF EAST COAST POWER L.L.C.
  Report of Independent Accountants.........................   21
  Report of Independent Public Accountants..................   22
  Consolidated Statements of Operations.....................   23
  Consolidated Balance Sheets...............................   24
  Consolidated Statements of Cash Flows.....................   25
  Consolidated Statements of Members' Capital...............   26
  Notes to Consolidated Financial Statements................   27
FINANCIAL STATEMENTS OF COGEN TECHNOLOGIES LINDEN VENTURE,
  L.P.
  Report of Independent Accountants.........................   51
  Report of Independent Public Accountants..................   52
  Statements of Operations..................................   53
  Balance Sheets............................................   54
  Statements of Cash Flows..................................   55
  Statements of Partners' Capital...........................   56
  Notes to the Financial Statements.........................   57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of East Coast Power L.L.C.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of East Coast Power L.L.C. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 15, 2001.

     As discussed in Notes 2, 5 and 14, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. As discussed in Notes 2 and 8, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2003

     THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REFERENCED 1999 FINANCIAL STATEMENTS ARE NOT INCLUDED IN THIS 2002 ANNUAL REPORT ON FORM 10-K.

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2001

                            EAST COAST POWER L.L.C.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                2002     2001     2000
                                                               ------   ------   ------
Operating revenues
  Electricity...............................................   $173.0   $103.1   $   --
  Steam.....................................................     21.8      4.5       --
                                                               ------   ------   ------
                                                                194.8    107.6       --
                                                               ------   ------   ------
Operating expenses
  Fuel and purchased power..................................    113.4     46.8       --
  Operation and maintenance.................................     22.0     12.0       --
  Depreciation and amortization.............................     24.8     21.0       --
  Asset impairment charges..................................     84.9     67.3       --
  General and administrative................................     25.6      7.3      9.5
                                                               ------   ------   ------
                                                                270.7    154.4      9.5
                                                               ------   ------   ------
Operating loss..............................................    (75.9)   (46.8)    (9.5)
Other (income) expense
  Earnings from unconsolidated affiliates...................    (75.4)   (89.9)   (65.7)
  Interest and debt expense, net............................     70.4     90.8     91.3
  Other.....................................................     (0.7)    (2.8)    (1.8)
                                                               ------   ------   ------
                                                                 (5.7)    (1.9)    23.8
                                                               ------   ------   ------
Loss before extraordinary items.............................    (70.2)   (44.9)   (33.3)
Extraordinary items.........................................       --    (23.9)      --
                                                               ------   ------   ------
Net loss....................................................   $(70.2)  $(68.8)  $(33.3)
                                                               ======   ======   ======

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $   32.5   $   43.0
  Restricted cash...........................................     178.1       12.3
  Accounts receivable
     Trade, net of allowance of $7.5 million at December 31,
      2002 and $2.9 million at December 31, 2001............      22.4       28.3
     Affiliate..............................................       5.8        1.9
  Inventory.................................................      19.2       12.6
  Other current assets, net.................................       1.3        0.8
                                                              --------   --------
          Total current assets..............................     259.3       98.9
                                                              --------   --------
Investments in unconsolidated affiliates....................     707.1      745.6
                                                              --------   --------
Property, plant and equipment, at cost
  Property, plant and equipment.............................     308.4      276.2
  Construction in progress..................................        --      110.8
                                                              --------   --------
                                                                 308.4      387.0
  Less accumulated depreciation.............................     194.7      187.7
                                                              --------   --------
          Total property, plant and equipment, net..........     113.7      199.3
                                                              --------   --------
Other assets
  Intangible assets, net....................................        --      120.5
  Other, net................................................       7.9        9.0
                                                              --------   --------
                                                                   7.9      129.5
                                                              --------   --------
          Total assets......................................  $1,088.0   $1,173.3
                                                              ========   ========

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities
  Accounts payable
     Trade..................................................  $    1.6   $    6.0
     Affiliate..............................................      27.5       16.4
  Accrued liabilities.......................................      18.4        5.5
  Interest payable..........................................       2.8        2.9
  Deferred credit...........................................      11.8         --
  Current maturities of long-term debt......................     205.5       47.7
                                                              --------   --------
          Total current liabilities.........................     267.6       78.5
                                                              --------   --------
Long-term debt, less current maturities.....................     718.0      923.1
                                                              --------   --------
Commitments and contingencies

Members' capital
  Preferred.................................................      (0.3)      (0.3)
  Common....................................................     102.7      172.0
                                                              --------   --------
          Total members' capital............................     102.4      171.7
                                                              --------   --------
          Total liabilities and members' capital............  $1,088.0   $1,173.3
                                                              ========   ========

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002      2001       2000
                                                              -------   -------   ---------
Cash flows from operating activities
  Net loss..................................................  $ (70.2)  $ (68.8)  $   (33.3)
  Adjustments to reconcile net loss to net cash from
    operating activities
    Distributed earnings from unconsolidated affiliates
      Earnings from unconsolidated affiliates...............    (75.4)    (89.9)      (65.7)
      Distributions from unconsolidated affiliates..........    113.9     142.1       150.3
    Depreciation and amortization...........................     24.8      21.0          --
    Amortization of deferred financing costs and debt
     premium, net...........................................      0.4       3.0         0.4
    Asset impairment charges................................     84.9      67.3          --
    Net gain on the sale of assets..........................       --      (2.0)         --
    Extraordinary loss of unconsolidated affiliate..........       --      10.1          --
    Non cash contribution from member.......................      6.6        --          --
  Working capital changes, net of effects of acquisitions
    and non cash transactions
    Accounts receivable -- trade............................      5.9     (11.8)         --
    Accounts receivable -- affiliate........................     (3.9)     (1.7)         --
    Inventory...............................................     (6.6)     (3.1)         --
    Other current assets....................................     (0.5)      0.6        (0.2)
    Other assets............................................      0.1      (0.1)       (0.1)
    Accounts payable -- trade...............................     (4.4)     (3.0)       (0.3)
    Accounts payable -- affiliate...........................     11.1       8.5        (0.2)
    Accrued liabilities.....................................      0.7      (1.1)       (2.4)
    Interest payable........................................     (0.1)     (2.4)         --
    Deferred credit.........................................     11.8        --          --
                                                              -------   -------   ---------
Net cash provided by operating activities...................     99.1      68.7        48.5
                                                              -------   -------   ---------

Cash flows from investing activities
  Purchases of property, plant and equipment................     (0.2)       --          --
  Capital contribution to Camden Venture....................       --    (101.6)         --
  Cash paid for additional interest in Bayonne Venture (net
    of cash acquired of $7.9)...............................       --     (16.1)       (1.3)
  Cash acquired through the consolidation of Camden
    Venture.................................................       --       7.7          --
  Additions to construction in progress.....................     (6.1)    (37.9)      (56.1)
  Change in accounts payable -- affiliates relating to
    construction............................................       --      (7.2)       11.9
  Advances under short-term loan to unconsolidated
    affiliate...............................................       --      (8.0)         --
  Repayments of short-term loan to unconsolidated
    affiliate...............................................       --       8.0          --
  Proceeds from the sale of assets..........................       --       2.1          --
                                                              -------   -------   ---------
Net cash used in investing activities.......................     (6.3)   (153.0)      (45.5)
                                                              -------   -------   ---------

Cash flows from financing activities
  Contributions from members................................    165.7     439.0        42.8
  Principal payments on long-term debt......................    (46.7)   (316.4)      (28.4)
  Short-term repayments under subordinated credit
    facility................................................       --        --       (16.0)
  Debt issuance costs.......................................       --        --        (0.3)
  Distributions to members..................................    (56.5)       --          --
  Change in restricted cash.................................   (165.8)      0.4          --
                                                              -------   -------   ---------
Net cash provided by (used in) financing activities.........   (103.3)    123.0        (1.9)
                                                              -------   -------   ---------

Increase (decrease) in cash and cash equivalents............    (10.5)     38.7         1.1
Cash and cash equivalents
  Beginning of period.......................................     43.0       4.3         3.2
                                                              -------   -------   ---------
  End of period.............................................  $  32.5   $  43.0   $     4.3
                                                              =======   =======   =========

Supplemental disclosure of cash flow information

Cash paid for interest, net of amount capitalized...........  $  69.1   $  86.9   $    90.9
                                                              =======   =======   =========

Non cash investing and financing transactions
  Distribution of power purchase agreements.................  $ 114.9   $ 233.7   $      --
  Adjustment to intangible assets...........................     12.2        --          --

                            See accompanying notes.

                            EAST COAST POWER L.L.C.

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
                                 (IN MILLIONS)

                                                          COMMON    PREFERRED   CLASS A    TOTAL
                                                          -------   ---------   -------   -------
Balance, December 31, 1999..............................  $    --     $  --     $ 25.7    $  25.7
Contributions from members..............................       --        --       42.8       42.8
Net loss for the year ended December 31, 2000...........       --        --      (33.3)     (33.3)
                                                          -------     -----     ------    -------
Balance, December 31, 2000..............................       --        --       35.2       35.2
Contributions from members..............................    416.3        --       22.7      439.0
Non cash distribution of power purchase agreements to
  members...............................................   (233.7)       --         --     (233.7)
Conversion of class A interests.........................     56.3        --      (56.3)        --
Net loss for the year ended December 31, 2001...........    (66.9)     (0.3)      (1.6)     (68.8)
                                                          -------     -----     ------    -------
Balance, December 31, 2001..............................    172.0      (0.3)        --      171.7
Contributions from members..............................    165.7        --         --      165.7
Non cash contribution from member.......................      6.6        --         --        6.6
Distribution to members.................................    (56.5)       --         --      (56.5)
Non cash distribution of power purchase agreement to
  members...............................................   (114.9)       --         --     (114.9)
Net loss for the year ended December 31, 2002...........    (70.2)       --         --      (70.2)
                                                          -------     -----     ------    -------
Balance, December 31, 2002..............................  $ 102.7     $(0.3)    $   --    $ 102.4
                                                          =======     =====     ======    =======

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

     Our sole business is the ownership and operation of four power generation facilities located in Linden, Camden and Bayonne, New Jersey. The facilities are commonly referred to as Linden Venture, Camden Venture, Bayonne Venture and Linden 6, which became operational on January 25, 2002.

  Potential Change in Mesquite Investors' Ownership

     On November 8, 2002, El Paso announced its intent to acquire an additional interest in Chaparral Investors, L.L.C. Chaparral owns Mesquite Investors, one of our members. At December 31, 2002, Chaparral was owned approximately 20 percent by El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. In March 2003, El Paso contributed $1.0 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interests in Chaparral, we would become a consolidated subsidiary of El Paso.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions between the consolidated entities have been eliminated. Our consolidated financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported consolidated net loss or members' capital.

     Our investment in Linden Venture is recorded net of excess cost amortization and is accounted for using the equity method of accounting for all reporting periods since we have significant influence over, but do not control, the venture's operations. Our investments in Camden Venture and Bayonne Venture were accounted for under the equity method for the period ended December 31, 2000. We acquired all of the interests in these ventures in 2001, and therefore, the accounts and results of operations of Camden Venture and Bayonne Venture have been consolidated in our financial statements since the acquisition dates.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities that exist at the date of the consolidated financial statements. Actual results may differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of three months or less to be cash equivalents.

                            EAST COAST POWER L.L.C.

  Restricted Cash

     Cash restricted for the mandatory redemption of our senior secured notes and payment of the associated interest, as a result of our Jersey Central Power and Light Company power contract restructuring at Bayonne Venture, totaled $165.7 million at December 31, 2002 (see Notes 5 and 7). Cash was also restricted either to service the debt of Cogen Technologies, Linden, Ltd., Linden Venture's managing general partner and our wholly owned subsidiary, or, if necessary, to make working capital loans to Linden Venture and totaled $12.4 million and $12.3 million at December 31, 2002 and 2001.

 Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

 Inventory

     Inventory consists of spare parts and kerosene and is valued at the lower of cost or market value. The cost of operational spares and kerosene is determined using the average cost method.

  Property, Plant and Equipment

     Our property, plant and equipment is stated at the historical cost of the assets. Historical cost includes all direct costs of the facility, as well as indirect charges, including capitalized interest costs on debt. Betterments of major units of property are capitalized, while replacements or additional minor units of property are expensed. Depreciation on our plant, plant improvements and capital spares is computed using the straight-line method based on an estimated useful life of 30 years and an estimated 10 percent salvage value. Furniture and equipment is depreciated over 5 years with no assumed salvage value. We believe that the use of the straight-line method is adequate to allocate the costs of the properties over their estimated useful lives. When these assets are retired due to abandonment or replacement, the cost less accumulated depreciation, plus retirement costs, less salvage value will be recorded as a gain or loss in the consolidated statement of operations. Beginning in 2003, retirement and removal liabilities that meet the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, will be accounted for in accordance with that standard. See Recent Accounting Pronouncements below.

     Total expenditures for Linden 6 were approximately $116.9 million and have been reclassified from construction in progress to property, plant and equipment on our consolidated balance sheet beginning January 2002. As part of the construction costs, we capitalized interest costs of $0.4 million in 2002, $5.9 million in 2001 and $3.5 million in 2000.

     Effective January 1, 2002, we began evaluating the impairment of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Prior to January 1, 2002, we evaluated the impairment of our long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This statement also provides that assets that are to be disposed of by distribution to owners shall be classified as held and used until the actual disposal date. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

                            EAST COAST POWER L.L.C.

  Intangible Assets

     Our intangible assets represented the value, which totaled $177.8 million, assigned to our power purchase agreement at Bayonne Venture with Jersey Central Power as a result of our acquisition of the outstanding partnership interests of Bayonne Venture. The intangible assets were amortized using the straight-line method over the life of the power purchase agreement. During 2001, amortization expense was $18.4 million. In December 2001, we distributed $38.9 million of our intangible asset as part of the 2001 power contract restructurings (see Note 5). As a result, the net carrying value of our intangible assets was $120.5 million at December 31, 2001. During 2002, we increased our intangible asset by approximately $12.2 million to reflect a change associated with basis differences resulting from our acquisition of the remaining portion of Bayonne Venture in March 2001. When our consolidated subsidiaries, which owned interests in Bayonne Venture, were converted from corporations into limited liability companies, a taxable gain resulted on the adjusted fair value of our investment. A portion of this tax was paid and the remainder will be paid by one of our affiliates and is recorded as a component of accounts payable-affiliate on our consolidated balance sheet as of December 31, 2002. During 2002, amortization expense was $17.8 million. In December 2002, we distributed $114.9 million of our intangible assets as part of the 2002 power contract restructuring (see Note
5). As a result, the carrying value of our intangible assets was zero at December 31, 2002. We evaluate the impairment of the intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

  Deferred Credit

     We recorded a deferred credit relating to spare parts inventory and the fixed portion of electricity sales to Tosco Refining, L.P. Tosco Refining reimburses us for all purchases of spare parts inventory. These reimbursements are recorded as deferred credits until the spare parts are placed into service. Once the spare parts are placed into service, these deferred credits are recognized in our consolidated statements of operations. Tosco Refining reimbursed us approximately $10.3 million for the year ended December 31, 2002, and we had no reimbursements for the year ended December 31, 2001, related to spare parts purchases. We also recorded a deferred credit relating to the one month prepayment of the fixed portion of electricity sales under the Tosco Refining power purchase agreement. Such prepayments are recorded as revenue in the month the electricity is sold. We recorded approximately $1.5 million at December 31, 2002, and we had no prepayments at December 31, 2001, relating to the fixed portion of electricity sales.

  Major Maintenance

     Our major maintenance costs are expensed as incurred. We schedule systematic planned outages for major plant overhauls in advance over the remaining estimated life of the facility. These outages vary in complexity and duration. As a result, the expenses incurred may vary significantly from year to year.

  Debt Premium

     Our wholly owned subsidiary, Linden, Ltd., has long-term debt that is recorded at a premium. The premium is the result of the adjustment of the debt to fair value due to our acquisition of Linden, Ltd. in February 1999 and is amortized using the effective interest method over the term of the debt. Amortization of the debt premium was approximately $0.6 million during 2002, $0.7 million during 2001, and $0.8 million during 2000.

  Deferred Financing Costs

     Our deferred financing costs represent the cost to issue our senior secured notes and our subordinated notes with affiliates and are amortized using the effective interest method over the term of the associated debt. Amortization of deferred financing costs was approximately $1.0 million in 2002 and $3.7 million in 2001 and

                            EAST COAST POWER L.L.C.

is included in our consolidated statements of operations as interest and debt expense. We wrote off deferred financing costs of approximately $1.7 million in 2003, associated with the senior secured notes redeemed in January 2003 and $2.5 million in 2001 associated with senior secured notes redeemed in 2001. Accumulated amortization of deferred financing costs was approximately $12.4 million as of December 31, 2002 and $11.4 million as of December 31, 2001.

  Revenue Recognition

     We recognize revenue when we deliver energy and provide capacity. Revenue is based on the quantity of energy delivered and capacity provided at rates specified under contractual terms or realized upon sale at market prices.

  Income Taxes

     As limited liability companies and partnerships, we are not subject to state or federal income taxes. Such taxes accrue to our members and, accordingly, they have not been recognized in our consolidated financial statements.

  Environmental Costs

     We may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included on the consolidated balance sheets at their undiscounted amounts. As of December 31, 2002 and 2001, no known material environmental liabilities exist.

  Derivative Instruments

     Effective January 1, 2001, we record all derivative instruments on our consolidated balance sheets at their fair value under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133 and its related amendments and interpretations, and the accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as fair value hedges, cash flow hedges or net investment hedges as defined in SFAS No. 133, as amended.

     In accordance with the provisions of SFAS No. 133, as amended, changes in the fair value of cash flow hedges are recorded in other comprehensive income for the portion of the change in value of the hedge that is effective. The ineffective portion of cash flow hedges is recorded in earnings in the current period. Classification in the consolidated statements of operations, of the ineffective portion, is based on the income classification of the item being hedged.

     The adoption of SFAS No. 133, as amended, had an immaterial impact on our consolidated financial statements.

                            EAST COAST POWER L.L.C.

     During the normal course of business, we may enter into contracts that qualify as derivatives under the provisions of SFAS No. 133, as amended. As a result, we evaluate our contracts to determine whether derivative accounting is appropriate. Contracts that meet the criteria of a derivative and qualify as "normal purchases" or "normal sales," as those terms are defined in SFAS No. 133, as amended, may be excluded from fair value accounting treatment. Contracts that qualify as derivatives and do not meet the exceptions for normal purchases or normal sales are reflected at fair value on our consolidated balance sheets with changes in fair value reflected in our consolidated statements of operations.

     As of December 31, 2002, all of our power purchase agreements that qualify as derivative instruments meet the normal purchase and normal sales exception and, accordingly, are not subject to fair value accounting treatment.

  Recent Accounting Pronouncements

  Early Extinguishment of Debt

     During the third quarter of 2002, we adopted the provisions of SFAS No. 145, Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that we evaluate any gains or losses incurred when we retire debt early to determine whether they are extraordinary in nature or whether they should be included in income from continuing operations in the consolidated statement of operations. The adoption of SFAS No. 145 had no impact on our consolidated financial statements, but may impact any applicable transactions in the future. In January 2003, we retired $165.0 million of our debt early which resulted in no gain or loss (see Notes 5 and 7).

  Accounting for Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The adoption of this standard on January 1, 2003 did not have a material impact on our consolidated financial statements.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002. The provisions of this statement will impact any exit or disposal activities we initiate after January 1, 2003.

  Accounting for Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that companies record a liability, at fair value, for all guarantees issued after January 31, 2003, including financial performance and fair value guarantees. Certain guarantees are not subject to the recognition and measurements provisions of the interpretation but are subject to its disclosure requirements.

                            EAST COAST POWER L.L.C.

These include guarantees issued between parents and their subsidiaries and a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have included these required disclosures in Note 10.

  Accounting for Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk and/or have a controlling financial interest in the entity. This standard requires that companies consolidate a variable interest entity if it is allocated a majority of the entity's losses and/or returns, including fees paid by the entity. The provisions of FIN 46 are effective for all variable interest entities created after January 31, 2003, and are effective on July 1, 2003 for all variable interest entities created before January 31, 2003. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

(3) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table reflects our investment in our unconsolidated affiliate, Linden Venture, as of December 31, (in millions):

                                                               2002     2001
                                                              ------   ------
Linden Venture..............................................  $707.1   $745.6

     Our earnings (loss) from unconsolidated affiliates (net of excess cost amortization) for 2002, 2001 and 2000 were as follows (in millions):

                                                              2002    2001    2000
                                                              -----   -----   -----
Linden Venture..............................................  $75.4   $84.6   $59.3
Camden Venture..............................................     --     8.9     5.0
Bayonne Venture.............................................     --    (3.6)    1.4
                                                              -----   -----   -----
          Total.............................................  $75.4   $89.9   $65.7
                                                              =====   =====   =====

     Included in our investment balance is unamortized excess cost over our share of underlying venture capital totaling $630.5 million as of December 31, 2002, and $674.5 million as of December 31, 2001. These excess costs arose as a result of our acquisition of these ventures in February 1999, and are associated with the value of each venture's power purchase agreement. These excess costs are amortized using the straight line method over the life of each venture's power purchase agreement. Amortization of these amounts was $44.0 million for the year ended December 31, 2002, $60.2 million for the year ended December 31, 2001 and $78.8 million for the year ended December 31, 2000.

     The following table presents the summary balance sheet and statement of operations information for our unconsolidated affiliates as of and for each of the periods ended December 31, (in millions):

                                                               2002    2001(1)
                                                              ------   -------
BALANCE SHEET DATA
  Assets
     Current assets.........................................  $ 74.2   $ 66.9
     Property, plant and equipment, net.....................   357.9    372.3
                                                              ------   ------
                                                              $432.1   $439.2
                                                              ======   ======
  Liabilities and partners' capital
     Current liabilities....................................  $ 28.6   $ 26.4
     Partners' capital......................................   403.5    412.8
                                                              ------   ------
                                                              $432.1   $439.2
                                                              ======   ======

                            EAST COAST POWER L.L.C.

                                                           2002     2001(1)    2000
                                                          -------   -------   -------
STATEMENT OF OPERATIONS DATA
  Operating revenues....................................  $ 372.6   $ 536.7   $ 591.5
  Operating expenses....................................   (213.8)   (343.7)   (400.0)
                                                          -------   -------   -------
  Income from operations................................    158.8     193.0     191.5
  Other income (expense)................................      0.3      (5.8)    (11.8)
                                                          -------   -------   -------
  Income before extraordinary items.....................    159.1     187.2     179.7
  Extraordinary items...................................       --     (10.1)       --
                                                          -------   -------   -------
  Net income............................................  $ 159.1   $ 177.1   $ 179.7
                                                          =======   =======   =======

---------------

(1) We acquired the remaining interests in Bayonne Venture in March 2001 and Camden Venture in November 2001. As a result of these acquisitions, we began consolidating the results of Bayonne Venture from March 2001 and Camden Venture from December 2001 in our consolidated financial statements.

     Our unconsolidated affiliates distribute cash and allocate income to us according to the terms of their individual partnership agreements. During the years ended December 31, 2002, 2001 and 2000, distributions from our unconsolidated affiliates were $113.9 million, $142.1 million and $150.3 million. During the years ended December 31, 2002 and 2001, income allocated from our unconsolidated affiliates was $119.4 million and $150.1 million. The income allocated in 2001 does not include extraordinary costs of $10.1 million related to the early extinguishment of debt by Camden Venture in 2001.

     The preceding financial data is shown at historical cost and does not reflect any of the excess, or amortization of, purchase price we paid when we acquired these ventures.

(4) INVENTORY

     Our inventory reported on our consolidated balance sheets as of December 31, is as follows (in millions):

                                                              2002    2001
                                                              -----   -----
Spare parts.................................................  $16.5   $10.5
Kerosene....................................................    2.7     2.1
                                                              -----   -----
                                                              $19.2   $12.6
                                                              =====   =====

(5) BAYONNE AND CAMDEN ACQUISITIONS AND RESTRUCTURINGS

  Acquisitions

     In March 2001, we acquired the remaining 7.875 percent partnership interests in Bayonne Venture from unaffiliated parties for $24.0 million in cash. As a result, we are the sole owner of Bayonne Venture, whose financial statements were consolidated beginning March 13, 2001. We financed these acquisitions primarily through cash contributions from Mesquite Investors and Bonneville Pacific, our members.

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

                            EAST COAST POWER L.L.C.

     Had all the transactions to acquire the remaining partnership interests in the ventures been effective as of January 1, 2000, the proforma revenue and net loss for the periods ended December 31 would have been (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                                (UNAUDITED)
Revenues....................................................  $314.2   $266.8
Loss before extraordinary items.............................   (42.2)      --
Extraordinary items.........................................   (23.9)      --
Net loss....................................................   (66.1)   (30.1)

     These acquisitions were accounted for as purchases and the purchase price was assigned to the assets and liabilities acquired based upon their estimated fair value as of the acquisition date. The following is summary information related to the acquisitions (in millions):

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
                                                              =======

  Restructuring of Camden and Bayonne Power Purchase Agreements

 Public Service Electric and Gas Company

     On May 23, 2001, we reached an agreement to restructure the long-term power purchase agreements with Public Service Electric and Gas Company at our Camden Venture and Bayonne Venture facilities. On July 19, 2001, the New Jersey Board of Public Utilities approved the restructuring, and we received written approval on July 27, 2001. This order became final and non-appealable on September 11, 2001 and the restructuring was completed on December 12, 2001.

     In the restructuring, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific and Mesquite Investors. In addition, our Camden Venture and Bayonne Venture facilities were released from their obligations under the power purchase agreements with Public Service Electric. Camden Venture began operations under an agreement with El Paso Merchant on December 13, 2001. Additionally, our member, Mesquite Investors, entered into an agreement in December 2001 with El Paso Merchant, our affiliate, that has the effect of subsidizing the payments that El Paso Merchant makes to Camden Venture, our subsidiary, under a power purchase agreement between El Paso Merchant and Camden Venture (see Note 10). Bayonne Venture also began operations under an agreement with El Paso Merchant on December 13, 2001 (see Note 10) for approximately 24 percent of the electric energy produced by the Bayonne facility that had been purchased by Public Service Electric. We also entered into a gas services agreement with Public Service Electric relating to the Bayonne Venture facility effective upon the consummation of the restructuring. This 2001 power purchase agreement restructuring resulted in a significant change in business for these facilities since the Camden facility and a portion of the Bayonne facility operated on a merchant basis following the restructuring. This change in business constituted a trigger for impairment analysis under SFAS No. 121. We recorded impairment charges of $62.8 million on the Camden facility and $4.5 million on the Bayonne facility in 2001 as a result of the re-evaluation of the carrying amount of the plant assets. These charges are reflected in our consolidated statement of operations as a

                            EAST COAST POWER L.L.C.

component of operating expenses. The estimated fair value of our plant assets was based on sales data on similar plants adjusted for liquidity in the marketplace and locational differences.

     In conjunction with the 2001 power contract restructurings, we retired $44.7 million of Camden Venture's debt and $55.1 million of Bayonne Venture's debt through cash contributions from our members. We also incurred extraordinary costs of $13.8 million at Bayonne Venture. Camden Venture, our unconsolidated affiliate through November 30, 2001, incurred extraordinary costs of $10.1 million related to the early extinguishment of debt. These costs have been reported as extraordinary items in our consolidated statement of operations for 2001. In addition, we incurred costs of $2.2 million to terminate agreements affected by the power contract restructurings.

     These restructurings constituted a power contract buyout under our indenture executed in connection with our senior secured notes (see Note 7). We received confirmation from the rating agencies that the restructuring would not cause a rating downgrade provided that we redeem a portion of our senior secured notes. On November 9, 2001, we provided a notice of redemption of $176.4 million of our notes to the trustee. Consequently, we executed a mandatory redemption at par of $176.4 million of our senior secured notes, which was completed on December 12, 2001, through cash contributions from our members and wrote off approximately $2.5 million of deferred financing costs associated with the redemption of our senior secured notes.

  Jersey Central Power and Light Company

     On February 27, 2002, we reached an agreement, subject to lender, partner, and other unaffiliated party approval, with Jersey Central Power and Light Company to restructure the long-term power purchase agreement relating to our Bayonne Venture facility. On December 20, 2002, after all necessary approvals were obtained, we completed the restructuring of our long-term power purchase agreement with Jersey Central Power at our Bayonne Venture facility.

     In this power contract restructuring, we distributed the Bayonne Venture power purchase agreement with Jersey Central Power, which had a book value of $114.9 million, to our common members, Bonneville Pacific and Mesquite Investors. Our Bayonne Venture facility was released from its obligations under the power purchase agreement with Jersey Central Power. On December 21, 2002, Bayonne Venture began operations under an agreement with El Paso Merchant for the remaining 76 percent of electric energy produced by the Bayonne Venture facility. This December 2002 restructuring of the Bayonne Venture power purchase agreement resulted in a significant change in the business for the Bayonne facility, and accordingly, the Bayonne Venture plant assets were tested for impairment in accordance with SFAS No. 144. Additionally, as a result of the planned distribution of our interests in Camden Venture and Bayonne Venture to our member, Mesquite Investors, in January 2003, and in order to comply with the terms of our indenture, we obtained valuations of Camden Venture's and Bayonne Venture's plant assets through appraisals conducted by an independent third party. The results of the third party appraisals indicated that their fair values were zero, as compared to the carrying amount of $28.8 million for Camden Venture's plant assets and $56.1 million for Bayonne Venture's plant assets. Based on the results of the appraisal for Camden Venture, we also tested Camden Venture's plant assets for impairment in accordance with SFAS No. 144. Our impairment tests indicated that the plant assets for both facilities were impaired and we recorded an impairment charge of $84.9 million to adjust the carrying amounts to their appraised fair values of zero. The primary reason for the reduction of the fair value of Camden Venture's and Bayonne Venture's plant assets was the continued decline during 2002 of the unregulated power industry. In addition, both plants have long-term gas transportation contracts that have high costs relative to current market prices. In addition, we incurred costs of $10.0 million to terminate agreements affected by the power contract restructurings.

     This restructuring constituted a power contract buyout under the indenture executed in connection with our senior secured notes (see Note 7). We received confirmation from the rating agencies that the

                            EAST COAST POWER L.L.C.

restructuring would not cause a rating downgrade provided that we redeem a portion of our senior secured notes. On December 20, 2002, we provided notice of redemption to the trustee. In conjunction with this redemption, we received a contribution from our members in December 2002 of $165.7 million which was restricted for the subsequent redemption of our senior secured notes. We executed a mandatory redemption at par of $165.0 million of our senior secured notes which was completed on January 21, 2003. This cash contribution received from our members is reflected as a component of restricted cash on our consolidated balance sheet at December 31, 2002. We also wrote off approximately $1.7 million in 2003 of deferred financing costs associated with the redemption of our senior secured notes.

(6) INTERIM OPERATING AGREEMENTS

  Camden

     During 2000, Camden Venture entered into an interim operating agreement with Public Service Electric. Under this agreement, Camden Venture agreed to shut down the facility from November 1, 2000 through May 31, 2001 to allow Public Service Electric to resell the gas otherwise provided to the facility under the gas service agreement. In return, Camden Venture realized an energy and capacity payment equal to 149 megawatts per hour, every hour, for the term of the agreement plus 50 percent of the savings realized by Public Service Electric in this transaction. Revenues, as a result of these interim operating agreements, were approximately $1.7 million from November 1, 2000 to December 31, 2000 and $2.9 million from January 1, 2001 through May 31, 2001.

  Bayonne

     In January 2001, Bayonne Venture entered into interim operating agreements with Public Service Electric and Jersey Central Power to reduce its electricity amounts generated. Under these agreements, Public Service Electric agreed to accept 100 percent of the electricity generated (up to approximately 45 megawatts). The term of the interim operating agreement was from January 21, 2001 through May 31, 2001. As an incentive to enter into this agreement, Public Service Electric agreed to accept payment of $1.8 million. In addition, Public Service Electric agreed to waive any variable demand-wheeling charges (approximately $40,000 per month) it would have otherwise collected from Bayonne Venture to wheel electricity to Jersey Central Power. Jersey Central Power, in its interim operating agreement, agreed not to accept any generation from Bayonne Venture in return for a 5 percent discount off future power purchase agreement rates. Bayonne Venture rebated Jersey Central Power for the value of the power it would have otherwise provided (125 megawatts) at wholesale market rates known as day-ahead location marginal pricing in the Pennsylvania/Jersey/Maryland system. In order to manage this price risk, Bayonne Venture also entered into an electricity price swap agreement with El Paso Merchant to receive a floating electricity rate, which was derived from the power purchase agreement, and pay a fixed rate which settled monthly. The electricity price swap expired on May 31, 2001, and Bayonne Venture recognized a $1.4 million loss from the swap. Revenues, as a result of the interim operating agreement, were approximately $31.6 million in 2001.

                            EAST COAST POWER L.L.C.

(7) DEBT AND FINANCING TRANSACTIONS

     Debt at December 31 consists of the following (in millions):

                                                               2002     2001
                                                              ------   ------
Long-term debt
  Senior secured notes......................................  $594.3   $621.5
  Subordinated note with affiliate..........................   187.9    187.9
  Linden Ltd. term loan.....................................   140.7    160.8
  Bayonne equipment loan....................................     0.6      0.6
                                                              ------   ------
                                                               923.5    970.8
  Less current maturities...................................   205.5     47.7
                                                              ------   ------
  Long-term debt, less current maturities...................  $718.0   $923.1
                                                              ======   ======

     The following are aggregate maturities of our long-term debt for each of the next five years and in total thereafter:

                                                              (IN MILLIONS)
2003........................................................     $205.5
2004........................................................       40.0
2005........................................................       55.3
2006........................................................       63.1
2007........................................................       68.1
Thereafter..................................................      491.5
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $923.5
                                                                 ======

  Senior Secured Notes

     Our senior secured notes consist of three tranches as follows: $296.0 million of 6.737% notes due 2008, $236.0 million of 7.066% notes due 2012 and $318.0 million of 7.536% notes due 2017. The 2008 notes were repayable beginning on June 30, 1999 with the final payment due March 31, 2008. The 2012 notes are repayable beginning on March 31, 2008 with the final payment due March 31, 2012. The 2017 notes are repayable beginning on March 31, 2012 with the final payment due June 30, 2017. Interest on the notes is payable quarterly. We redeemed $165.0 million and $176.4 million of our senior secured notes in January 2003 and December 2001 through cash contributions from our members in conjunction with our power contract restructurings (see Note 5).

     The notes are senior secured obligations which rank senior to all existing and future subordinated indebtedness; rank pari passu in right of payment with all existing and future senior secured indebtedness (subject to restrictions under our indenture); and are structurally subordinated to all indebtedness and other liabilities, including trade payables, of our subsidiaries and to the distribution rights of minority partners in the ventures. The notes are collateralized by the pledge by our owners of their interest in us and the pledge by us of our ownership interests in the facilities.

     The notes may be redeemed at any time at a redemption price that includes a make-whole premium based on comparable treasury securities plus 50 basis points. The notes are mandatorily redeemable at prices specified in the indenture upon the occurrence of certain events. However, there are exceptions to the make-whole premium including certain loss events or power contract buyouts. In addition, the terms of the notes limit our ability to pay dividends, incur additional indebtedness, make payments on subordinated debt and make certain other restricted payments. The terms of the notes also require us to maintain compliance with certain financial covenants, which we believe we currently meet.

                            EAST COAST POWER L.L.C.

  Subordinated Note with Affiliates

     We have a subordinated note payable to affiliates with an original principal amount of $250.0 million. On April 20, 1999, we repaid $62.1 million of the principal amount with a portion of the proceeds from the sale of the senior secured notes. The prepayment reduced the required principal payments on a pro rata basis. We had $187.9 million payable to Mesquite Investors outstanding under the subordinated note at December 31, 2002 and 2001 which bears interest at 9% per annum and interest is payable quarterly. The principal amount is repayable in 32 installments of varying amounts beginning March 31, 2008, with the final payment due on December 31, 2015. The subordinated note is subordinated to the senior secured notes. ECT Merchant Investments Corp., an affiliate of Enron, holds a participation interest in the affiliate note payable requiring us to pay ECT Merchant Investments the first maturing $30.0 million of principal installments and the related interest.

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

  Linden, Ltd. Term Loan

     Our wholly owned subsidiary, Linden, Ltd., has a $250.0 million term loan with State Street Bank and Trust Company of Connecticut, National Association, not in its individual capacity but as trustee, which matures in September 2007. At December 31, 2002, $139.2 million was outstanding under the Linden, Ltd. term loan comprised of a fixed rate portion of $61.9 million, a floating rate portion of $67.3 million and a working capital portion of $10.0 million. At December 31, 2001, $158.7 million was outstanding under the Linden, Ltd. term loan comprised of a fixed rate portion of $71.3 million, a floating rate portion of $77.4 million and a working capital portion of $10.0 million. Under the terms of the Linden, Ltd. term loan, the fixed rate portion bears interest at 8.80%, the floating rate portion bears interest at the London Interbank Offered Rate plus 1.65% and the working capital portion bears interest at a one month financial commercial paper rate plus 0.55%. The premium balance of approximately $1.5 million at December 31, 2002 and $2.1 million at December 31, 2001 is amortized using the effective interest method resulting in an effective interest rate of 5.33% for the year ended December 31, 2002 and 6.61% for the year ended December 31, 2001. Principal and interest payments are made quarterly. Borrowings under the agreement are collateralized by Linden, Ltd.'s interest in Linden Venture. The agreement limits or prohibits, among other things, the ability of Linden, Ltd. to incur additional indebtedness, pay distributions, make investments, engage in additional transactions with affiliates, create liens, sell assets and engage in acquisitions, mergers and consolidations. We believe we are in compliance with the terms and conditions of this loan agreement.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

     Camden Venture entered into an interest rate swap to effectively hedge $81.6 million of debt at a fixed rate of 5.945%. The swap was designated as a cash flow hedge. During 2001, the unrealized loss on the swap increased by $2.2 million. In November 2001, we terminated the swap and paid $2.3 million to General Electric Capital. This realized loss was reported as a component of interest expense in our 2001 consolidated statement of operations.

                            EAST COAST POWER L.L.C.

(9) RELATED PARTY TRANSACTIONS

  El Paso Merchant

     We purchased fuel from El Paso Merchant totaling $54.2 million during 2002 and $2.1 million during 2001. We recognized revenues of $24.9 million during 2002 and $1.8 million during 2001 related to electricity sales to El Paso Merchant. The 2002 revenues are net of $6.6 million paid by Mesquite Investors to El Paso Merchant under an agreement that has the effect of subsidizing the payments that El Paso Merchant makes to Camden Venture under its power purchase agreement with El Paso Merchant. The offsetting credit is accounted for as a non cash capital contribution to us from Mesquite Investors.

     Effective as of April 1, 2001, we entered into the administrative and gas services support agreement with El Paso Merchant to provide gas management, administrative, accounting and finance services to us. The administrative and gas services support agreement originally provides for an annual fee of $3.6 million adjusted annually for increases in the Consumer Price Index and is renewed annually. We incurred expenses of $3.6 million during 2002 and $2.7 million during 2001 under this agreement.

  Inventory Purchases and Sales

     During the year ended December 31, 2002, Linden Venture sold inventory to related parties. These amounts were immaterial. During the year ended December 31, 2001, Linden Venture sold inventory to related parties for approximately $0.6 million and purchased inventory from related parties for approximately $0.6 million.

     During the year ended December 31, 2002, Camden Venture sold to and purchased inventory from related parties. These amounts were immaterial. Camden Venture did not recognize any gains or losses on these transactions. During the year ended December 31, 2001, Camden Venture sold inventory to related parties for approximately $0.6 million and purchased inventory from related parties for approximately $0.6 million. Additionally, during the year ended December 31, 2000, Camden Venture sold inventory to related parties for approximately $0.4 million, and recognized a gain of $0.1 million, on those sales.

     During the year ended December 31, 2002, Linden 6 purchased inventory from related parties. These amounts were immaterial. Linden 6 did not purchase inventory from related parties during 2001.

  Shared Facilities Agreement

     Linden 6 entered into a shared facilities agreement with Linden Venture in June 2000, which provided for the sale of steam to Linden Venture through 2017. The price of the steam is based on Linden Venture's avoided cost of fuel. Included in steam revenue during 2002 was $15.5 million for sales from Linden 6 to Linden Venture. Linden 6 did not have any steam sales to Linden Venture prior to 2002 as they were not yet operational.

  Letters of Credit

     El Paso, an affiliate, has provided support for the following letters of credit in 2002 and 2001 for our benefit:

                            EAST COAST POWER L.L.C.

     Bank of America issued a $22.25 million letter of credit on our behalf under the Linden, Ltd. term loan to the Linden, Ltd. lenders, State Street Bank, which collateralizes the obligations under the Linden, Ltd. term loan. On February 4, 2003, the Bank of America letter of credit of $22.25 million was drawn on, prior to its expiration, by State Street Bank, as we were unable to obtain a replacement letter of credit, due to the El Paso downgrades discussed below. In accordance with the term loan agreement, $22.25 million was deposited in State Street Bank's required payments accounts.

     We have a $30.0 million letter of credit with Bayerische Hypo-und Vereinsbank which supports the debt service reserve requirement for our senior secured notes and expires on May 31, 2003. We have received notice from Bayerische Hypo-und Vereinsbank that it will not renew its letter of credit. If we are unable to replace this letter of credit, we will be unable to make distributions to our members or make payments on our subordinated debt until the debt service reserve requirement has been met.

     We also had a $4.3 million letter of credit with BNP Paribas which also supported the debt service requirement for our senior secured notes. This $4.3 million letter of credit was terminated in January 2003 as a result of the $165.0 million redemption of our senior secured notes (see Note 7).

     Bank of America also issued a $4.3 million letter of credit on our behalf to Public Service Electric which collateralized certain obligations pursuant to Bayonne Venture's power purchase agreement with Public Service Electric. In connection with the power contract restructuring at Bayonne Venture in 2001, the $4.3 million letter of credit was terminated.

     For the year ended December 31, 2002, we recorded $0.4 million in general and administrative expense for guaranty fees due to our affiliate, El Paso, for these letters of credit in our consolidated statements of operations. We recorded no guaranty fees during 2001 related to these letters of credit.

  El Paso Downgrades

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B". On February 11, 2003, Moody's downgraded El Paso's senior unsecured debt rating to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades.

  El Paso Announces Exit of Energy Trading Activities

     El Paso's credit downgrades in the third and fourth quarters and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. As further discussed in Note 10, we have entered into several agreements with El Paso Merchant and we are in the process of evaluating what impact, if any, this announcement will have on these agreements.

     See Note 7 and 10 for further discussion of our related party transactions.

(10) COMMITMENTS AND CONTINGENCIES

  Linden 6

     During February 2000, we entered into an energy services agreement with Tosco Refining, a subsidiary of ConocoPhillips Corporation, under which we are required to construct, own and operate the Linden 6 facility, a 172 megawatt cogeneration facility on part of the existing Linden Venture site under a sublease entered into with Linden Venture.

     Our engineering, procurement and construction agreement with National Energy Production Corporation, an affiliate of Enron, provided for liquidated damages in the event the completion of the

                            EAST COAST POWER L.L.C.

expansion did not occur by late October 2001. Completion of the facility was delayed. The Linden 6 facility began commercial operations on January 25, 2002. Due to the Enron bankruptcy, the engineering, procurement and construction contract was amended to allow us to pay National Energy Production subcontractors directly, and we were precluded from collecting liquidated damages from National Energy Production until the earlier of their bankruptcy or April 30, 2002. We have a $6.6 million receivable primarily for liquidated damages and incremental costs we incurred in excess of the original engineering, procurement and construction agreement pricing from National Energy Production which is fully reserved. National Energy Production filed for bankruptcy on May 20, 2002. We have filed a claim against National Energy Production for liquidated damages of $6.6 million due to us in connection with the bankruptcy proceeding. National Energy Production's subcontractors filed liens totaling approximately $20.6 million against the Linden 6 facility to secure claims for amounts due to them and unpaid by National Energy Production. We participated in proceedings in the New Jersey state court to have the liens released from the Linden 6 facility. In August 2002, we paid $10.4 million in order to have all of the liens released on the facility. These liabilities were previously accrued. All of the liens were released pursuant to an order of the court dated October 21, 2002. All adverse issues pertaining to the construction liens have been resolved.

     In connection with obtaining the consent of the Linden Venture's partners and lenders for the transactions contemplated by the energy services agreement, we have indemnified Linden Venture from 2000 through 2017 from any and all losses that may be incurred as a result of Linden 6's expansion and operations. There is no limit on our exposure under this guaranty. El Paso, our affiliate, guarantied our obligations under this indemnity from 2000 through 2017 in an aggregate amount of $15.0 million. In addition, Linden Venture indemnified us against any third party claims resulting from or in connection with a release of hazardous materials by Linden Venture. Neither party shall be liable to the other for treble, exemplary or punitive damages of any type under any circumstances. We did not accrue any losses relating to the indemnifications or the guaranty at December 31, 2002. Guaranty fees due to our affiliates as of December 31, 2002 and 2001 are $0.1 million and $0.2 million and are recorded as a component of general and administrative expense on our consolidated statements of operations relating to this guaranty.

  Standby Letters of Credit

     General Electric Capital had provided a letter of credit under the power purchase agreement for us to collateralize certain obligations under the first tranche of the term loan. The letter of credit was canceled as a result of the Camden Venture power contract restructuring in December 2001.

     Bank of America provided a $4.3 million letter of credit for Bayonne Venture to collateralize certain obligations with Public Service Electric. No amounts were drawn under the letter of credit. In connection with the power contract restructuring at Bayonne Venture in 2001, the letter of credit was terminated in December 2001 (see Note 5).

     Under our loan agreements and other commercial commitments, we maintained letters of credit in the amount of $56.6 million as of December 31, 2002 and $64.5 million as of December 31, 2001 (see Note 9).

  Operation and Maintenance Agreement -- Camden Venture

     In 1997, Camden Venture entered into an operation and maintenance agreement with General Electric International, Inc. to operate and maintain the facility. This agreement has a twelve year term expiring in 2008. The agreement provides for all of the operation and maintenance for the facility at direct cost. In addition, we pay a minimum fee of approximately $16,000 per month and we pay bonuses if certain operating targets are met, both of which are escalated by the Consumer Price Index. Operation and maintenance expenses recognized pursuant to the terms of this agreement were approximately $2.6 million in 2002 and $2.5 million in 2001 and 2000. Included in such amounts are bonuses paid under the terms of the agreement of

                            EAST COAST POWER L.L.C.

$0.2 million for the year ended December 31, 2002, $0.2 million for the year ended December 31, 2001 and $0.1 million for the year ended December 31, 2000.

  Power Purchase Agreement -- Camden Venture

     Camden Venture's electrical capacity was sold to Public Service Electric pursuant to a twenty year power purchase agreement, which was to expire in March 2013. The agreement provided for payments to Camden Venture consisting of a capacity payment during "on peak" months plus an energy payment, which included a fixed component plus factors for inflation and fuel costs. On December 12, 2001, we distributed the power purchase agreement with Public Service Electric to our members. This distribution was done in connection with the power purchase agreement restructuring in which Camden Venture's facility was released from its obligations under the power purchase agreement with Public Service Electric. Effective December 13, 2001, Camden Venture qualified as an exempt wholesale generator under the Energy Policy Act of 1992, rather than a qualifying facility under the Public Utility Regulatory Policies Act of 1978 (PURPA).

     The new Camden Venture power purchase agreement with El Paso Merchant is effective December 13, 2001 through March 5, 2013. Under the agreement, Camden Venture provides El Paso Merchant (at El Paso Merchant's option) with all energy produced by the facility. The quantity of such energy is approximately 125 MW of energy per hour during the months of June through September (the Summer Period); approximately 130 MW of energy per hour during the months of October through May (the Winter Period), (collectively Primary Energy); and during any month of the year, approximately 20 MW of additional energy per hour (Peaking Energy) will be available to be scheduled. The agreement provides for payments for three components: (1) a monthly reservation fee equal to the product of (a) $6,900/MW which escalates by 1.25 percent annually and (b) 145 MW during the Summer Period or 150 MW during the Winter Period, as applicable; (2) an energy component for each MWh of Primary Energy, and (3) a start up cost component equal to the sum of (a) the product of (i) 1,800 MMBtus and (ii) the Gas Daily midpoint price per MMBtu for such day plus $.02 per MMBtu and (b) $6,000 which escalates by 4.0 percent annually.

     Our member, Mesquite Investors, entered into an agreement in December 2001 with El Paso Merchant, our affiliate, that has the effect of subsidizing the payments that El Paso Merchant makes to Camden Venture, under this new power purchase agreement (see Note 9). As a result of this agreement between Mesquite Investors and El Paso Merchant, our revenues under the Camden Venture power purchase agreement with El Paso Merchant are decreased by the payments made by Mesquite Investors to El Paso Merchant. The offsetting credit is accounted for as a non cash capital contribution to us from Mesquite Investors.

     Total electricity revenues under these agreements for the years ended December 31, 2002, 2001, and 2000 are $13.0 million, $102.6 million and $94.7 million.

  Gas Services Agreement -- Camden Venture

     Camden Venture had contracted with Public Service Electric for delivery of its natural gas supply from the Gulf Coast to its facility through March 2013. This agreement was terminated on December 12, 2001 as a result of our power purchase agreement restructuring. Post restructuring, Camden Venture has a gas services agreement with Public Service Electric which requires Public Service Electric to provide firm transportation within their system for 30,000 MMBtus of natural gas per day to Camden Venture at contractually negotiated rates that escalate based on increases in Public Service Electric's published tariff rates. We also contracted with El Paso Merchant on December 13, 2001 to manage our fuel supply. Both of these agreements terminate March 5, 2013. Included in fuel expenses during 2002, 2001 and 2000 are $12.5 million, $57.8 million and $52.3 million, recognized under these agreements.

                            EAST COAST POWER L.L.C.

  Steam Sale Agreement -- Camden Venture

     Camden Venture entered into an agreement on October 31, 2000, to provide steam to MAFCO Worldwide Corporation which was to expire on March 5, 2013, with two five year renewal periods subject to approval of both parties. Under the terms of the agreement, Camden Venture was to deliver all steam required by MAFCO for its use in its industrial process unless such steam delivery interfered with Camden Venture's operations. Camden Venture terminated the MAFCO steam agreement on December 15, 2001 and has no further steam obligations. Total steam revenues under this agreement for the year ended December 31, 2001 are $0.2 million. Camden Venture recognized no revenues from steam sales during 2000.

  Electricity Sale Agreements -- Bayonne Venture

     During 2002, 2001 and 2000, Bayonne Venture sold approximately 76 percent of its electric capacity to Jersey Central Power under a twenty year power purchase agreement that would have expired in 2008. The agreement established the sales price of the electric energy based on a fixed rate component plus factors for inflation and Jersey Central Power's cost of natural gas and retail sales prices. On December 20, 2002, we distributed the power purchase agreement with Jersey Central Power to our members. During 2001 and 2000, approximately 24 percent of Bayonne Venture's output was sold to Public Service Electric pursuant to a 20 year power purchase agreement that expired in 2008. On December 12, 2001, we distributed the power purchase agreement with Public Service Electric to our members (see Note 5 for additional discussion).

     Bayonne Venture entered into an electricity sale agreement with El Paso Merchant effective December 13, 2001 and terminating on December 31, 2003. This agreement provides for energy payments based on 24.2 percent of total plant generation, or approximately 40 MW annually, at $35.00 per MWh. Upon restructuring of the Jersey Central Power power purchase agreement, Bayonne Venture entered into an additional electricity agreement with El Paso Merchant effective December 21, 2002 and terminating in December 2003. This agreement provides for El Paso Merchant to purchase all power not sold under the existing electricity sale agreement and resell the excess power in wholesale transactions at prevailing market prices. In addition, Bayonne Venture pays El Paso Merchant approximately $0.1 million per year escalated by the Consumer Price Index as consideration for services performed under this agreement.

     Total electricity revenues under these agreements for the years ended December 31, 2002, 2001, and 2000 are $114.3 million, $119.8 million and $107.9 million.

  Transmission and Interconnection Agreement -- Bayonne Venture

     Bayonne Venture and Public Service Electric entered into a revised transmission service and interconnection agreement on April 27, 1987. Public Service Electric agreed to design, construct, own and operate a 138 kilovolt underground transmission cable circuit and associated terminal facilities to connect the facility with Public Service Electric's Public Service System at Public Service Electric's Bayonne Switching Station. The initial term of the agreement is 20 years. Included in operation and maintenance expense for the years ended December 31, 2002, 2001, and 2000 is approximately $2.0 million, $1.4 million and $1.5 million, recognized pursuant to this agreement.

  Steam Sales Agreements -- Bayonne Venture

     Bayonne Venture entered into an agreement for the sale of steam and electricity with International-Matex Tank Terminals on June 13, 1985, which was amended on May 22, 1986. The International-Matex Steam Sale Agreement provided for the sale of 100 percent of steam needs at its tank terminal facility and, at Bayonne Venture's option, the sale of electricity. The International-Matex Steam Sale Agreement has a base term of 10 years, which has expired, with automatic renewal thereafter for each following year unless either party elects to terminate the agreement at the end of a renewal year upon 60 days' notice. International-Matex

                            EAST COAST POWER L.L.C.

agreed to purchase from Bayonne Venture all of the thermal energy requirements of its tank terminal facility up to the deemed maximum steam production of 57,000 lbs/hour according to a pricing formula based on International-Matex's avoided cost of steam.

     Bayonne Venture and ExxonMobil entered into an agreement for the sale of steam (the Exxon Steam Sale Agreement) on February 27, 1987, which was amended on August 21, 1988. Under the terms of the Exxon Steam Sale Agreement, ExxonMobil agreed to purchase from the facility an average of 50,000 lbs/hour of steam on an annualized basis. The Exxon Steam Sale Agreement provides for an initial term of five years. Thereafter, the Exxon Steam Sale Agreement continues on a year-to-year basis unless either party exercises its right to terminate as provided in the Exxon Steam Sale Agreement. The Exxon Steam Sale Agreement would then terminate one year after the notice or at an earlier date upon which the parties mutually agree. ExxonMobil used the steam at its adjacent terminal facility for industrial purposes. ExxonMobil sold its terminal facility in Bayonne to IMTT-BX on April 1, 1993. As a result, IMTT-BX assumed ExxonMobil's rights and obligations under the Exxon Steam Sale Agreement and is currently performing under the agreement. Total steam revenues under these agreements for the years ended December 31, 2002, 2001, and 2000 are $6.3 million, $7.1 million and $6.5 million.

  Management Fee Agreement -- Bayonne Venture

     Bayonne Venture has a management fee agreement with a former affiliate. The fee is based on 1.5 percent of Bayonne Venture's gross revenues. Accordingly, fees of approximately $1.9 million during 2002 and $1.9 million during 2001 are presented as general and administrative expense.

  Gas Services Agreement -- Bayonne Venture

     Prior to the Public Service Electric restructuring on December 12, 2001, Bayonne Venture bought fuel under a tariff rate structure from Public Service Electric. Post restructuring, Bayonne Venture entered into a gas services agreement with Public Service Electric under which Public Service Electric provides firm transportation for 35,000 MMBtus of natural gas per day. We also contracted with El Paso Merchant to manage the venture's fuel supply through October 31, 2008. Included in fuel expenses for 2002, 2001, and 2000 are $56.4 million, $43.3 million and $59.6 million, recognized pursuant to these arrangements.

  Site Lease Agreement -- Bayonne Venture

     Bayonne Venture entered into a ground lease agreement with International-Matex and Bayonne Industries, Inc., dated as of May 22, 1986, with respect to the facility site within the International-Matex facility. This lease provides us with both a leasehold estate in the Bayonne Venture site and nonexclusive easements over other portions of Bayonne Industries' property for various interconnections to the facility.

     The initial term of the Bayonne Venture site lease is 20 years and expires in May 2006. The Bayonne Venture site lease will automatically renew after expiration of the initial term, for two succeeding terms, the first for two years and the second for 10 years, unless Bayonne Venture elects to terminate the lease. Base rent for the facility was prepaid for 20 years.

  Kerosene Tank Lease Agreement -- Bayonne Venture

     Bayonne Venture entered into a kerosene tank lease agreement dated as of May 15, 1994 with International-Matex. The kerosene tank lease provides for the storage of K-1/55 grade kerosene.

     The initial term of the kerosene tank lease is 14 years and expires in May 2008. Included in operation and maintenance expense for 2002, 2001 and 2000, is approximately $0.2 million recognized pursuant to the terms of this agreement. Annual minimum lease payments are $0.2 million and are escalated annually on May 15 by a Consumer Price Index adjustment.

                            EAST COAST POWER L.L.C.

  Operation and Maintenance Agreement -- Bayonne Venture

     Bayonne Venture has entered into an operation and maintenance agreement with General Electric International to operate and maintain the facility for an initial term of 12 years. The agreement provides for all of the operation and maintenance of the facility at direct cost. In addition, we pay a minimum fee of $16,000 per month and we pay bonuses if certain operating targets are met, both of which are escalated by the Consumer Price Index. Bayonne Venture has recorded $2.8 million for the year ended December 31, 2002, $3.0 million for the year ended December 31, 2001 and $2.9 million for the year ended December 31, 2000 in operation and maintenance expenses pursuant to the terms of this agreement. Included in such amounts are bonuses paid under the terms of the agreement of approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000.

  Electricity Sale Agreements -- Linden 6

     Linden 6 entered into an energy services agreement with Tosco Refining, a subsidiary of ConocoPhillips Corporation, effective February 14, 2000 and terminating on April 30, 2017. This agreement was amended in January 2002 to clarify how charges incurred by Tosco Refining pursuant to a contract between Tosco Refining and Public Service Electric would be treated under this agreement. This agreement provides for the sale of a nominated quantity of electricity of no less than 90 MWs. The sales price for electric energy delivered is primarily based on a fixed base component plus variable factors including an operation and maintenance component and a fuel component. Total electricity revenues under this agreement were $35.3 million for the year ended December 31, 2002.

     Linden 6 also entered into an electricity supply agreement with Infineum USA L.P. effective December 21, 2001 and terminating on January 25, 2007. This agreement provides for Infineum's requirements of electricity up to, but not exceeding, a maximum quantity of 10 MWs. Total electricity revenues under this agreement were $2.4 million for the year ended December 31, 2002.

     In March 2002, Public Service Electric agreed to buy electricity generated by Linden 6, but not purchased by Tosco Refining and Infineum. The term of the agreement is indefinite if we meet the requirements stated in Public Service Electric's Purchased Electric Power tariff. The agreement provides for actual energy payments per KWh based upon avoided energy costs in the month energy is received by Public Service Electric. Total electricity revenues from Public Service Electric were $8.0 million for the year ended December 31, 2002.

  Gas Purchase Agreements -- Linden 6

     Under the terms of our energy services agreement with Tosco Refining, Linden 6 may purchase fuel for the operation of our facility with approval from Tosco Refining for any contract with a term greater than six months. Tosco Refining also has the option, with 30 days notice, to arrange for delivery of fuel to us from Public Service Electric. Linden 6 provides Tosco Refining with a credit for all Public Service Electric charges they may incur. Included in fuel expense was $19.8 million recognized under this agreement for the year ended December 31, 2002.

     In February 2002, Linden 6 contracted with Conectiv Energy Supply, Inc. to purchase natural gas up to 50,000 MMBtus per day through November 2005 at an index price plus $0.04 per MMBtu. Included in fuel expense was $15.7 million recognized under this agreement for the year ended December 31, 2002.

     During 2002, Linden 6 purchased natural gas from El Paso Merchant, our affiliate, at an index price plus $0.04 per MMBtu. Included in fuel expense was $2.3 million relating to these purchases for the year ended December 31, 2002.

                            EAST COAST POWER L.L.C.

  Gas Transportation Agreement -- Linden 6

     Linden 6 operates under a gas services agreement between Tosco Refining and Public Service Electric. This agreement requires Public Service Electric to provide non-firm transportation within their system for up to 70 million cubic feet of natural gas per day to the Linden 6 facility at the published tariff rate and shall continue until April 30, 2017. Included in fuel expense was $1.8 million recognized under this agreement for the year ended December 31, 2002.

  Standby Service Agreement -- Linden 6

     In January 2002, Linden 6 contracted with Public Service Electric to purchase 100 MWs of standby electric service should the facility fail to operate. In June 2002, Linden 6 increased the standby electric service to 120 MWs. This agreement expires in June 2003. Energy and demand charges paid under this agreement were approximately $4.4 million for the year ended December 31, 2002.

 Site Lease Agreements -- Linden 6

     Effective June 2000, Linden 6 began subleasing land from Linden Venture for its facility. The term of the lease extends through 2017. Annual minimum lease payments are approximately $41,000 per year and are adjusted for changes in the Consumer Price Index. Lease expense was approximately $54,200 in 2002 and $46,500 in 2001. We also entered into a ground lease with Bayway to provide a site for the interconnection of Linden 6.

 Operation and Maintenance Agreement -- Linden 6

     We entered into an operation and maintenance agreement with General Electric International on January 10, 2001 to operate and maintain the Linden 6 facility. This agreement has a term expiring in 2008 and provides for a fee of $12,500 per month and an annual bonus upon the occurrence of certain operating targets, both of which are escalated by the Consumer Price Index. The amounts included in operation and maintenance expense, including bonuses paid under the terms of the agreement, were $0.3 million for the year ended December 31, 2002.

  Litigation

     On June 20, 2000, Infineum filed an action against Linden Venture in the United States District Court of New Jersey seeking actual and punitive damages. The suit claimed that Linden Venture tortuously interfered with Infineum's ability to sell steam purchased from the Linden Venture facility to Bayway Refining Company, and that such interference is in violation of the federal and New Jersey antitrust laws and in breach of Linden Venture's agreement with Infineum. Linden Venture filed an answer and counterclaim on September 26, 2000. On December 21, 2001, the court denied Linden Venture's motion to dismiss for lack of antitrust standing. The court ordered the parties to mediate the dispute. Mediation was held in early October 2002 and a settlement was reached in December 2002. Under the settlement, the suit was dismissed with prejudice and Linden Venture will continue to sell steam to Infineum under the steam sale agreement. In addition, Linden Venture shall pay Infineum beginning on April 30, 2003, and at the end of each subsequent annual period in the steam sale agreement, the lesser of (i) the settlement steam sales credit or (ii) $0.3 million.

     For each of our legal matters, we evaluate the merits of each case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. If new information becomes available, our estimates may change. The impact of these changes may have a material effect on our

                            EAST COAST POWER L.L.C.

results of operations. As of December 31, 2002, we have accrued liabilities totaling $0.1 million for all outstanding legal expenses in relation to the Infineum lawsuit.

(11) MEMBERS' CAPITAL

     As a result of Mesquite Investors obtaining control of us through a series of transactions on February 22, 2001 and February 23, 2001, all Class A interests were converted to common and non-voting preferred interests.

     On December 12, 2001, we distributed the Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, which had a book value of approximately $233.7 million, to our common members, Bonneville Pacific and Mesquite Investors. On December 20, 2002, we distributed the Bayonne Venture power purchase agreement with Jersey Central Power, which had a book value of approximately $114.9 million, to our common members. These non cash distributions were done in connection with power contract restructurings as permitted by the terms of our indenture.

     During the years ended December 31, 2002, 2001 and 2000, we received cash contributions from our members of $165.7 million, $439.0 million and $42.8 million. These cash contributions were made to fund our operating and investing activities and our redemption of our senior secured notes in connection with our power contract restructurings (see Note 5).

     During the year ended December 31, 2002, we made cash distributions of $56.5 million to our members.

     During the year ended December 31, 2002, our member made a non cash contribution of $6.6 million to us in relation to an agreement between Mesquite Investors and El Paso Merchant (see Note 9).

(12) MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  Major Customers

     Operating revenues in 2002 were primarily generated from three customers pursuant to long-term contracts. Tosco Refining, El Paso Merchant and Jersey Central Power purchased electricity from us and accounted for approximately 84 percent of revenues for 2002. There were no other major customers in 2002.

     Operating revenues in 2001 were primarily generated from two customers pursuant to long-term contracts. Public Service Electric and Jersey Central Power purchased electricity from us and accounted for approximately 96 percent of revenues for 2001. There were no other major customers in 2001.

  Concentration of Credit Risk

     Financial instruments, which potentially subject us to credit risk, consist of cash and cash equivalents and accounts receivable. Cash accounts are held by major financial institutions. Until the execution of the power contract restructuring at Camden Venture, Camden Venture's accounts receivable were primarily with Public Service Electric, which purchased electricity under a long-term power purchase agreement. After Camden Venture's power contract restructuring, its accounts receivable are with El Paso Merchant. Accounts receivable at Bayonne Venture are primarily with Jersey Central Power and El Paso Merchant for 2002 and 2001. Accounts receivable at Linden 6 are primarily with Tosco Refining, Public Service Electric and Infineum for 2002, and in 2001 Linden 6 was not yet operational. We do not require collateral or other security to support accounts receivable.

     At December 31, 2002, Public Service Electric had a senior unsecured credit rating of "Baa1" by Moody's and "BBB-" by Standard and Poor's, Jersey Central Power had an issuer credit rating of "A3" by Moody's and "BBB" by Standard and Poor's, ConocoPhillips, the parent company of Tosco Refining, had a senior unsecured credit rating of "A3" by Moody's and "A-" by Standard and Poor's. Infineum is a privately-held joint venture between ExxonMobil, Shell Petroleum Company Ltd. and Shell Oil Company and as a

                            EAST COAST POWER L.L.C.

result does not have its own credit rating. However, ExxonMobil has a senior secured credit rating of "AAA" by Moody's and Shell (Royal Dutch) has a long-term local issuer credit rating of "AAA" by Standard & Poor's at December 31, 2002. See Note 9 for a discussion of El Paso's credit rating.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2002 and 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature.

     The fair value of Linden, Ltd.'s fixed-rate long-term debt has been determined based on the differential between the fixed interest rate and market interest rates for comparable issues at the date of the borrowing and the balance sheet date. The fair value of the subordinated note with affiliates reflects certain provisions of the agreement related to the assignment of the note. The carrying amount of floating rate debt approximates fair value due to the market sensitive interest rate on such debt. The following table reflects the carrying amount and estimated fair value of financial instruments at December 31, (in millions):

                                                          2002                2001
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
East Coast Power
  Senior secured notes............................   $594.3    $466.2    $621.5    $678.6
  Subordinated note with affiliates...............    187.9     137.4     187.9     191.4
Linden, Ltd.......................................    140.7     136.6     160.8     164.8
Bayonne equipment loan............................      0.6       0.6       0.6       0.6

  Downgrade of Our Senior Secured Notes

     On February 10, 2003, Standard and Poor's lowered its rating on our senior secured notes to "BB+" from "BBB-". On February 12, 2003, Moody's downgraded our senior secured debt to "Ba2" from "Baa3". The rating actions were attributed to the downgrade of El Paso's debt ratings. These rating actions had a negative impact on the fair value of our long-term debt. Further downgrades of El Paso's credit ratings could also have an indirect negative impact on the fair value of our long-term debt.

(14) DISTRIBUTION OF BAYONNE VENTURE AND CAMDEN VENTURE

     One of our members, Mesquite Investors, was established to own and manage investments in domestic power assets and its operations include the restructuring of power sales, fuel supply and credit agreements of PURPA facilities and monetization of the power purchase agreements (see Note 5). Following the 2002 restructuring of our Bayonne Venture power purchase agreement with Jersey Central Power and the 2001 restructurings of our Bayonne Venture and Camden Venture power purchase agreements with Public Service Electric, our Bayonne Venture and Camden Venture facilities began operating on a merchant basis. Accordingly, on January 6, 2003, we distributed our ownership interests in Bayonne Venture and Camden Venture to Mesquite Investors as permitted by the terms of our indenture. The book value of Bayonne Venture's and Camden Venture's plant assets at the time of the distribution was zero; therefore, our other common member, Bonneville Pacific, did not receive a pro-rata share of the distribution. In 2003, Bayonne Venture and Camden Venture will be accounted for as discontinued operations in accordance with SFAS No. 144.

                            EAST COAST POWER L.L.C.

     The following assets and liabilities as of December 31 will be reported as discontinued operations in 2003:

                                                              2002     2001
                                                              -----   ------
                                                              (IN MILLIONS)
Current assets..............................................  $31.8   $ 50.1
Property, plant and equipment, net..........................     --     88.3
                                                              -----   ------
     Total assets...........................................  $31.8   $138.4
                                                              =====   ======

Current liabilities.........................................  $22.7   $  9.7
                                                              -----   ------
     Total liabilities......................................  $22.7   $  9.7
                                                              =====   ======

(15) SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Our financial information by quarter is summarized below.

                                                             QUARTER ENDED
                                           --------------------------------------------------
                                            DECEMBER 31     SEPTEMBER 30   JUNE 30   MARCH 31
                                           --------------   ------------   -------   --------
                                                             (IN MILLIONS)
2002(2)
  Operating revenues.....................      $ 52.8          $51.7       $ 47.9     $42.4
  Operating income (loss)................       (90.3)           8.2         (1.7)      7.9
  Net income (loss)......................       (89.3)           4.1          8.5       6.5
2001(1)
  Operating revenues.....................      $ 37.7          $32.1       $ 32.1     $ 5.7
  Operating income (loss)................       (55.7)           8.5          3.4      (3.0)
  Income (loss) before extraordinary
     items...............................       (68.5)          10.7         18.0      (5.1)
  Extraordinary item.....................       (23.9)            --           --        --
  Net income (loss)......................       (92.4)          10.7         18.0      (5.1)

---------------

(1) During the fourth quarter of 2001, we recorded asset impairment charges of $67.3 million and an extraordinary item on the early repayment of debt both resulting from the restructuring of our Camden and Bayonne power purchase agreements. See Notes 2 and 5.

(2) During the fourth quarter of 2002, we recorded asset impairment charges of $56.1 million resulting from the restructuring of our Bayonne power purchase agreement and $28.8 million resulting from a decrease in the market price of Camden Venture's plant assets. See Notes 2 and 5.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Cogen Technologies Linden Venture, L.P.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Cogen Technologies Linden Venture, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 15, 2001.

     As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2003

     THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REFERENCED 1999 FINANCIAL STATEMENTS ARE NOT INCLUDED IN THIS 2002 ANNUAL REPORT ON FORM 10-K.

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

                                          /s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2001

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                            STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2002       2001       2000
                                                              ------     ------     ------
Operating revenues
  Electricity...............................................  $353.9     $382.2     $361.5
  Steam.....................................................    18.7       26.4       21.0
                                                              ------     ------     ------
                                                               372.6      408.6      382.5
                                                              ------     ------     ------

Operating expenses
  Fuel......................................................   172.3      203.0      206.6
  Operation and maintenance.................................    19.8       30.4       26.2
  Depreciation..............................................    16.1       16.0       15.4
  General and administrative................................     3.7        2.5        3.7
  Taxes, other than income..................................     1.9        1.6        1.6
                                                              ------     ------     ------
                                                               213.8      253.5      253.5
                                                              ------     ------     ------

Operating income............................................   158.8      155.1      129.0

Other income
  Interest income...........................................     0.2        0.6        0.6
  Other.....................................................     0.1        3.3         --
                                                              ------     ------     ------
                                                                 0.3        3.9        0.6
                                                              ------     ------     ------

Net income..................................................  $159.1     $159.0     $129.6
                                                              ======     ======     ======

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
                                    ASSETS

Current assets
  Cash and cash equivalents.................................  $  1.4     $  2.4
  Restricted cash...........................................    15.9       18.3
  Accounts receivable, net of allowance of $-- in 2002 and
     $1.1 million in 2001...................................    44.1       35.3
  Inventory.................................................    10.6        9.5
  Other current assets......................................     2.2        1.4
                                                              ------     ------
          Total current assets..............................    74.2       66.9
Property, plant and equipment, net..........................   357.9      372.3
                                                              ------     ------
          Total assets......................................  $432.1     $439.2
                                                              ======     ======

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................  $ 20.0     $ 11.0
     Affiliate..............................................     1.2        1.3
  Accrued liabilities.......................................     5.1       10.4
  Deferred credit...........................................     2.3        3.7
                                                              ------     ------
          Total current liabilities.........................    28.6       26.4
Commitments and contingencies
Partners' capital...........................................   403.5      412.8
                                                              ------     ------
          Total liabilities and partners' capital...........  $432.1     $439.2
                                                              ======     ======

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2002        2001        2000
                                                              -------     -------     -------
Cash flows from operating activities
  Net income................................................  $ 159.1     $ 159.0     $ 129.6
  Adjustments to reconcile net income to net cash provided
     by operations
     Depreciation...........................................     16.1        16.0        15.4
     Changes in working capital
       Accounts receivable, net.............................     (8.8)        7.3       (15.5)
       Inventory............................................     (1.1)        7.5        (6.4)
       Other current assets.................................     (0.8)       (0.3)         --
       Accounts payable -- trade and affiliate..............      8.9       (18.0)       17.5
       Accrued liabilities..................................     (5.3)       (2.4)       (2.3)
       Deferred credit......................................     (1.4)       (0.6)        1.7
                                                              -------     -------     -------
          Net cash provided by operating activities.........    166.7       168.5       140.0
                                                              -------     -------     -------
Cash flows from investing activities
  Purchases of property, plant and equipment................     (1.7)       (4.1)       (1.7)
                                                              -------     -------     -------
          Net cash used in investing activities.............     (1.7)       (4.1)       (1.7)
                                                              -------     -------     -------
Cash flows from financing activities
  Change in restricted cash.................................      2.4        (2.6)       (0.2)
  Distributions to partners.................................   (168.4)     (160.9)     (148.4)
                                                              -------     -------     -------
          Net cash used in financing activities.............   (166.0)     (163.5)     (148.6)
                                                              -------     -------     -------
Increase (decrease) in cash and cash equivalents............     (1.0)        0.9       (10.3)
                                                              -------     -------     -------
Cash and cash equivalents
  Beginning of period.......................................      2.4         1.5        11.8
                                                              -------     -------     -------
  End of period.............................................  $   1.4     $   2.4     $   1.5
                                                              =======     =======     =======

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                                      STATE STREET
                                                                      BANK & TRUST
                                                    COGEN             OWNER TRUST
                                                 TECHNOLOGIES     --------------------
                                                 LINDEN, LTD.     PREFERRED     COMMON      TOTAL
                                                 ------------     ---------     ------     -------

Balance, December 31, 1999.....................    $  64.3         $368.8       $ 0.4      $ 433.5
Net income for the year ended December 31,
  2000.........................................      103.2           22.0         4.4        129.6
Distributions to partners......................     (107.8)         (35.9)       (4.7)      (148.4)
                                                   -------         ------       -----      -------

Balance, December 31, 2000.....................       59.7          354.9         0.1        414.7
Net income for the year ended December 31,
  2001.........................................      128.6           25.2         5.2        159.0
Distributions to partners......................     (117.2)         (38.5)       (5.2)      (160.9)
                                                   -------         ------       -----      -------

Balance, December 31, 2001.....................       71.1          341.6         0.1        412.8
Net income for the year ended December 31,
  2002.........................................      119.4           36.6         3.1        159.1
Distributions to partners......................     (113.9)         (51.4)       (3.1)      (168.4)
                                                   -------         ------       -----      -------

Balance, December 31, 2002.....................    $  76.6         $326.8       $ 0.1      $ 403.5
                                                   =======         ======       =====      =======

                            See accompanying notes.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

                       NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     We are a limited partnership organized on December 4, 1989 under the laws of the state of Delaware by Cogen Technologies Linden, Ltd., an indirect wholly owned subsidiary of East Coast Power L.L.C., and an owner trust, which is both our preferred and common limited partner, managed by State Street Bank and Trust Company of Connecticut, National Association, and created for the benefit of General Electric Capital Corporation and Dana Capital Corporation as its preferred limited partners. We were formed to construct, finance, own and operate a 715 MW cogeneration facility in Linden, New Jersey which became fully operational in May 1992. Our managing general partner, Linden, Ltd., provides our administrative functions. We sell electricity, up to 645 MWs, to Consolidated Edison Company of New York, Inc. and steam produced at the facility to Infineum USA L.P. and Bayway Refining Company under long-term contracts. Any electricity generated over 645 MWs is made available for sale on a merchant basis. The initial term of the agreement with Consolidated Edison expires in May 2017, and the agreements with Infineum and Bayway expire in April 2017. We have entered into a gas services agreement with Public Service Electric and Gas Company and Elizabethtown Gas Company for transportation of all our gas supply to the plant. The initial term of the gas services agreement expires in May 2017. Additionally, we have entered into a long-term operation and maintenance agreement with General Electric International, Inc., expiring in 2008, to operate, maintain and provide scheduled maintenance and inspections for the facility.

2. DISTRIBUTIONS TO AND ALLOCATION OF INCOME TO PARTNERS

  Cash Distributions

     We distribute cash monthly to our members in four tranches according to the terms of our partnership agreement.

     - First tranche: 1 percent to the general partner, 98 percent to the preferred limited partner and 1 percent to the common limited partner, up to a specified rate of return for each limited partner;

     - Second tranche: 99 percent to the general partner and 1 percent to the common limited partner up to a capped amount, which is twice the amount of the first tranche;

     - Third tranche: 90 percent to the general partner, 1 percent to the preferred limited partner and 9 percent to the common limited partner.

     - Fourth tranche: 90 percent to the general partner, 9 percent to the preferred limited partner, and 1 percent to the common limited partner.

     The distribution of cash according to the terms summarized above will be in effect until the date which is the earlier of March 2015, or the date upon which the preferred limited partner and the common limited partner have achieved a specified before tax return on their initial equity investment, at which time our remaining available cash will be distributed to Linden, Ltd. and the common limited partner at percentages defined in our Amended and Restated Agreement of Limited Partnership. Linden, Ltd. received 68 percent of our cash distributions in 2002 and 73 percent of our cash distributions in 2001 and 2000.

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

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

The general partner was allocated 75 percent of our income during 2002, 81 percent during 2001 and 80 percent during 2000. In accordance with our partnership agreement, partners with a negative balance in their capital account are not liable to us or any other partner upon our dissolution or liquidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

  Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results may differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Our restricted cash is restricted under the terms and conditions of our partnership agreement and represents our distributions to partners that will be made in the subsequent month. At December 31, 2002 and 2001, we had restricted cash of $15.9 million and $18.3 million.

  Revenue Recognition

     We recognize electric revenue when we deliver energy and provide capacity. Revenue is based on the quantity of energy delivered and capacity provided at rates specified under contractual terms or realized upon sale at market prices.

     Steam revenue is calculated based on the lower of our actual cost of fuel or 105 percent of Consolidated Edison's and Public Service Electric's average cost of gas and is escalated by a Consumer Price Index multiple and recognized when the steam is delivered in accordance with the underlying sales agreement.

  Inventory

     Our inventory consists of butane and spare parts and is valued at the lower of cost or market. The cost of butane is determined using the first-in, first-out method. The cost of operational spares is determined using the average cost method.

  Property, Plant and Equipment

     Our property, plant and equipment is stated at the historical cost of the assets. Historical cost includes all direct costs of the facility, as well as indirect charges, including capitalized interest costs on debt. Betterments of major units of property are capitalized, while replacements or additional minor units of property are expensed. Depreciation on our plant, plant improvements and capital spares is computed using the straight-line method based on an estimated useful life of 30 years and an estimated 10 percent salvage value. Furniture and equipment is depreciated over five years with no assumed salvage value. We believe that the use of the straight-line method is adequate to allocate the costs of the properties over their estimated useful lives. When

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

these assets are retired due to abandonment or replacement, the cost less accumulated depreciation, plus retirement costs, less salvage value will be recorded as a gain or loss in the statement of operations. Beginning in 2003, retirement and removal liabilities that meet the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, will be accounted for in accordance with that standard. See Recent Accounting Pronouncements below.

     Effective January 1, 2002, we began evaluating the impairment of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Prior to January 1, 2002, we evaluated the impairment of our long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This statement also provides that assets that are to be disposed of by distribution to owners shall be classified as held and used until the actual disposal date. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

  Deferred Credit

     We record a deferred credit for prepayments received related to butane inventory and Infineum steam sales. Under our power purchase agreement, Consolidated Edison reimburses us for all fuel and fuel-related expenses as incurred. Consolidated Edison has prepaid us approximately $1.7 million at December 31, 2002 and $2.6 million at December 31, 2001. This prepayment will be recognized in our statements of operations when the butane is utilized. We have also recorded a deferred credit for payments received from steam sales to Infineum which we may be required to refund upon the expiration of the annual contract period (see Note 7). We recorded $0.6 million at December 31, 2002 and $1.1 million at December 31, 2001 relating to deferred steam sales.

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

  Environmental Costs

     We may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included on the balance sheet at their undiscounted amounts. As of December 31, 2002 and 2001, no known material environmental liabilities exist.

  Derivative Instruments

     Effective January 1, 2001, we record all derivative instruments on the balance sheets at their fair value under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For those instruments entered into to hedge risk and which qualify as hedges, we apply the provisions of SFAS No. 133 and its related amendments and interpretations, and the accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as fair value hedges, cash flow hedges or net investment hedges as defined in SFAS No. 133, as amended.

     In accordance with the provisions of SFAS No. 133, as amended, changes in the fair value of cash flow hedges are recorded in other comprehensive income for the portion of the change in value of the derivative that is effective as a hedge. The ineffective portion of cash flow hedges are recorded in earnings in the current period. Classification in the statements of operations, of the ineffective portion, is based on the income classification of the item being hedged.

     During the normal course of business, we may enter into contracts that qualify as derivatives under the provisions of SFAS No. 133, as amended. As a result, we evaluate our contracts to determine whether derivative accounting is appropriate. Contracts that meet the criteria of a derivative and qualify as "normal purchases" or "normal sales," as those terms are defined in SFAS No. 133, as amended, may be excluded from fair value accounting treatment. Contracts that qualify as derivatives and do not meet the exceptions for normal purchases or normal sales are reflected at fair value on our balance sheets with changes in fair value reflected in our statements of operations.

  Recent Accounting Pronouncements

  Accounting for Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The adoption of this standard on January 1, 2003 did not have a material impact on our financial statements.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

effective for fiscal years beginning after December 31, 2002. The provisions of this statement will impact any exit or disposal activities we initiate after January 1, 2003.

4. INVENTORY

     Inventory consists of the following at December 31,

                                                              2002       2001
                                                              -----      ----
                                                               (IN MILLIONS)
Butane inventory............................................  $ 1.7      $2.6
Operational spare parts.....................................    8.9       6.9
                                                              -----      ----
                                                              $10.6      $9.5
                                                              =====      ====

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at December 31,

                                                               2002        2001
                                                              ------      -------
                                                                 (IN MILLIONS)
Plant and plant improvements................................  $555.8      $ 554.1
Capital spare parts.........................................     3.2          3.2
Furniture and equipment.....................................     1.3          1.3
                                                              ------      -------
                                                               560.3        558.6
Less accumulated depreciation...............................  (202.4)      (186.3)
                                                              ------      -------
                                                              $357.9      $ 372.3
                                                              ======      =======

6. RELATED PARTY TRANSACTIONS

     East Coast Power allocates third party expenses such as legal, consulting and accounting services, insurance, rent and miscellaneous office services to us. The amounts charged to us for these services were approximately $3.6 million during 2002, $1.3 million during 2001 and $1.8 million during 2000, and are reflected as general and administrative expenses in our statements of operations.

     During the year ended December 31, 2002, we sold inventory to related parties. These amounts were immaterial. During the year ended December 31, 2001, we sold inventory to related parties for approximately $0.6 million and purchased inventory from related parties for approximately $0.6 million. We did not recognize any gains or losses on these transactions.

     Linden 6 entered into a shared facilities agreement with us in June 2000, which provided for the sale of steam to us through 2017. The price of the steam is based on our avoided cost of fuel. Included in fuel expense during 2002 was $15.5 million for steam purchases from Linden 6. We did not have any steam purchases from Linden 6, prior to 2002, as it was not yet operational.

     See Note 7 for further discussion of our related party transactions.

7. COMMITMENTS AND CONTINGENCIES

  Linden 6

     During February 2000, East Coast Power entered into an energy services agreement with Tosco Refining L.P., a subsidiary of ConocoPhillips Corporation, under which East Coast Power is required to construct, own and operate the Linden 6 facility, a 172 megawatt cogeneration facility, on part of our existing facility site.

     In connection with obtaining the consent of our partners for the transactions contemplated by the energy services agreement, East Coast Power has indemnified us from losses that may be incurred as a result of Linden 6's expansion and operations from 2000 through 2017. There is no limit on East Coast Power's

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

exposure under this indemnification. In addition, we indemnified East Coast Power against any third party claims resulting from or in connection with a release of hazardous materials by us. Neither party shall be liable to the other for treble, exemplary or punitive damages of any type under any circumstances. We did not accrue any losses relating to the indemnification at December 31, 2002. El Paso, our affiliate, guarantied East Coast Power's obligations under this indemnity in an aggregate amount of $15.0 million from 2000 through 2017.

  El Paso Corporation Downgrades

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B". On February 11, 2003, Moody's downgraded El Paso's senior unsecured debt rating to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades.

  Downgrade of East Coast Power's Senior Secured Notes

     On February 10, 2003, Standard and Poor's lowered its ratings on East Coast Power's senior secured notes to "BB+" from "BBB-". On February 12, 2003, Moody's downgraded East Coast Power's senior secured rating to "Ba2" from "Baa3". The rating actions were attributed to the downgrade of El Paso's debt ratings. These rating actions had a negative impact on the fair value of East Coast Power's long-term debt. Further downgrades of El Paso's credit ratings could also have a negative impact on the fair value of East Coast Power's long-term debt.

  Power Purchase Agreement

     We sell the electricity we generate to Consolidated Edison under a 25 year power purchase agreement which expires in May 2017. Our agreement has two five year renewal periods subject to the approval of both parties. The agreement establishes a sales price of the electricity per KWh based primarily on capacity, fuel costs and operation and maintenance costs. Consolidated Edison pays for electricity based on three components: (a) a constant capacity rate component multiplied by 85 percent of the demonstrated maximum net capability and the number of total hours in the month; (b) an inflation component to cover operations and maintenance costs multiplied by 90 percent of the demonstrated maximum net capability and the number of total hours in the month, escalated monthly based on the Consumer Price Index; and (c) a fuel cost component which includes all costs incurred including fuel commodity, transportation, storage costs and any other related costs capped by Consolidated Edison's Weighted Average Cost of Gas (WACOG) for the 12 month contract period ending April 30 of each year. After the end of any given annual period, one of the following can occur based on whether fuel costs exceed or fall below Consolidated Edison's
WACOG: i) if we are below the WACOG, we get reimbursed 50 percent of the difference in our fuel costs and the capped calculation and recognize this amount as electricity revenue at the end of the annual period, or ii) if we are above the WACOG, we pay 100 percent of the amount that exceeds the cap and recognize this amount as a reduction of electricity revenue on a monthly basis. All amounts to be received or paid are paid ratably over the next annual cap period. In August 1999, we amended our power purchase agreement with Consolidated Edison to allow us to sell excess energy and excess capacity over 645 MW to third parties. We recognized $353.9 million in 2002, $382.2 million in 2001 and $361.5 million in 2000 for electricity sales under these agreements.

  Gas Services Agreement

     We have a 25 year gas services agreement with Public Service Electric and Elizabethtown under which they provide firm transportation for all of our natural gas requirements as well as supply us with our gas requirements over 85,000 MMBtus of natural gas per day. Our gas supply requirements less than 85,000 MMBtus are provided by short term agreements with other natural gas suppliers. Under the gas services agreement with Public Service Electric, we incurred expenses of approximately $35.8 million during 2002, approximately $43.0 million during 2001 and approximately $57.0 million during 2000. Under the

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

Elizabethtown gas services agreement, we incurred expenses of approximately $9.1 million during 2002, approximately $10.0 million during 2001 and approximately $13.0 million during 2000.

  Steam Sale Agreements

     Under the terms of the steam sale agreement with Bayway, we are obligated to deliver to Bayway the excess steam over amounts Infineum takes up to our maximum steam capacity of 1.2 million pounds per hour. The price of steam is based on the lower of our actual cost of fuel or 105 percent of Consolidated Edison's and Public Service Electric's average cost of gas which is escalated by a Consumer Price Index multiple. We recognized $17.9 million in steam sales in 2002, $22.4 million in 2001 and $21.0 million in 2000 under this agreement.

     In accordance with the steam sale agreement with Infineum, Infineum pays us a monthly steam charge and receives a monthly steam commitment credit. Per the agreement, Infineum is entitled to a credit if net monthly charges for an annual period are greater than annualized monthly steam and credit adjustments. Accordingly, we determined that there is a possibility that we may have to refund all or a portion of the steam revenues to Infineum when the monthly charges were annualized. During the year ended December 31, 2002 and 2001, we recognized approximately $0.8 million and $4.0 million in revenue related to monthly steam charges. During the year ended December 31, 2000, we recognized no revenue related to monthly steam charges. We have recorded a deferred credit under this agreement of approximately $0.6 million as of December 31, 2002 and $1.1 million as of December 31, 2001.

     Under the terms of the steam sale agreement with Infineum, we are obligated to deliver a certain amount of steam to Infineum. The contract provides for an annual credit of approximately $4.5 million. The use of the credit is limited by maximum hourly steam production as defined in the agreement. To the extent Infineum takes in excess of the maximum allowable hourly quantities, we believe Infineum is liable for these purchases. Infineum used credits of approximately $2.6 million in 2002, $3.2 million in 2001 and $3.6 million in 2000. We recorded a reserve of approximately $1.1 million against revenues related to steam sales in excess of the maximum allowed under the terms of the contract. As a result of our settlement entered into with Infineum in 2002, we determined that the receivable was uncollectible and reversed the receivable and corresponding reserve of $1.1 million.

 Leases

     Effective June 2000, an affiliate of East Coast Power began subleasing from us the land for the Linden 6 facility. Lease revenues were approximately $54,200 in 2002, $46,500 in 2001 and $22,000 in 2000. East Coast Power also entered into a ground lease with Bayway to provide a site for the interconnection of Linden
6. The Linden 6 facility began operations in January 2002.

     We lease the site for our facility from Bayway. The term of the site lease extends through May 2017. The agreement includes an option to extend the lease up to the year 2048. Annual minimum lease payments are $0.4 million and are adjusted annually for changes in the Consumer Price Index. Lease expense was approximately $0.4 million in 2002, 2001 and 2000.

  Letters of Credit

     During 2002, 2001 and 2000, General Electric Capital provided a standby letter of credit in an amount not to exceed $10.0 million to collateralize various obligations with Bayway. As of December 31, 2002 and 2001, no amounts were outstanding under this letter of credit. We pay General Electric Capital a monthly fee equal to 0.75 percent of any outstanding letter of credit amounts. Such fees were approximately $0.1 million during 2002, 2001 and 2000.

                    COGEN TECHNOLOGIES LINDEN VENTURE, L.P.

 Operation and Maintenance Agreement

     We have entered into an operation and maintenance agreement with General Electric International, Inc. to operate and maintain our facility. This agreement has a 12 year term expiring in 2008 and provides for a fee of $31,000 per month and an annual bonus upon the occurrence of certain operating targets, both of which are escalated by the Consumer Price Index. The amounts included in operation and maintenance expense, including bonuses paid under the terms of the agreement, were $5.1 million for the year ended December 31, 2002, $5.4 million for the year ended December 31, 2001 and $5.2 million for the year ended December 31, 2000.

 Litigation

     On June 20, 2000, Infineum filed an action against us in the United States District Court of New Jersey seeking actual and punitive damages. The suit claims that we tortiously interfered with Infineum's ability to sell steam purchased from our facility to Bayway, and that such interference is in violation of the federal and New Jersey antitrust laws and in breach of our agreement with Infineum. We filed an answer and counterclaim on September 26, 2000. On December 21, 2001, the court denied our motion to dismiss for lack of antitrust standing. The court ordered the parties to mediate the dispute. Mediation was held in early October 2002 and a settlement was reached in December 2002. Under the settlement, the suit was dismissed with prejudice and we will continue to sell steam to Infineum under the steam sale agreement. In addition, we shall pay Infineum beginning on April 30, 2003, and at the end of each subsequent annual period in the steam sale agreement, the lesser of (i) the settlement steam sales credit or (ii) $0.3 million.

     For each of our legal matters, we evaluate the merits of each case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. If new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of December 31, 2002, we have accrued liabilities totaling $0.1 million for all outstanding legal expenses in relation to the Infineum lawsuit.

8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Our operating revenues in 2002 were primarily generated from two customers pursuant to long-term contracts. Consolidated Edison purchased electricity from us and accounted for approximately 92 percent of our revenues in 2002, 89 percent in 2001 and 94 percent in 2000. The remaining 8 percent, 11 percent and 6 percent were from steam sales to Bayway and excess capacity and energy sales. Under the provisions of the long-term power purchase agreement with Consolidated Edison, accrued liabilities include amounts due to Consolidated Edison relating to the fuel cap provisions of approximately $4.6 million at December 31, 2002, $4.0 million at December 31, 2001, and $6.8 million at December 31, 2000.

     Financial instruments, which potentially subject us to credit risk, consist of cash and cash equivalents and accounts receivable. Cash accounts are held by major financial institutions. Accounts receivable are primarily with Consolidated Edison, who purchases our electricity under a long-term power purchase agreement. We do not require collateral or other security to support accounts receivable. At December 31, 2002, Consolidated Edison had a senior unsecured credit rating of "A1" by Moody's and "A+" by Standard and Poor's. ConocoPhillips, an affiliate of Bayway, had a senior unsecured credit rating of "A3" by Moody's and "A-" by Standard and Poor's.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2002, and 2001, the carrying amounts of financial instruments held by us, including cash, cash equivalents, and trade receivables and payables are representative of fair value because of the short-term nature of these instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers and managers is presented in
Item 1, Business, of this Form 10-K under the caption, "Executive Officers and Managers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     El Paso Merchant provides us with administrative services such as accounting, tax, legal and financial services resources. In addition we are allocated certain expenses such as building rent and miscellaneous office services. We believe such charges for services and allocations of expenses represent amounts equivalent to those that could be obtained in the market. During the period ended December 31, 2002, we, together with our subsidiaries, incurred approximately $3.6 million with respect to such costs and services.

     We believe that all of the foregoing arrangements and transactions are on terms and conditions that are comparable to those that could be obtained in transactions with unaffiliated parties.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure of Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent auditors and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                                              PAGE
                                                              ----
3.  Exhibit List............................................   69

(B) REPORTS ON FORM 8-K:

     -- We filed a current report on Form 8-K dated January 31, 2003, in connection with a power agreement restructuring, announcing the distribution of the Bayonne Venture power purchase agreement with Jersey Central Power and Light to our members, Mesquite Investors, L.L.C. and Bonneville Pacific Corporation on December 20, 2002. We also provided unaudited condensed consolidated pro forma financial statements reflecting the distribution and other transactions occurring as part of the restructuring process.

                            EAST COAST POWER, L.L.C.

                                  EXHIBIT LIST
                               DECEMBER 31, 2002

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.A            -- Transaction Agreement dated December 18, 2000 among East
                            Coast Power Holding Company L.L.C., ECTMI Trutta Holdings
                            LP, Enron Corp., Mesquite Investors, L.L.C. and El Paso
                            Energy Corporation (Exhibit 2.A to our 2001 Form 10-K).
          2.A.1          -- First Amendment to Transaction Agreement dated January
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            TCTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation (Exhibit 2.A.1
                            to our 2001 Form 10-K).
          2.A.2          -- Second Amendment to Transaction Agreement dated February
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            ECTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation (Exhibit 2.A.2
                            to our 2001 Form 10-K).
          2.B            -- Purchase and Sale Agreement dated as of November 30, 2001 by and among General Electric Capital Corporation, Camden
                            Cogen L.P. and El Paso Corporation (Exhibit 2.B to our
                            2001 Form 10-K).
          3.A            -- Fourth Amended and Restated Limited Liability Company
                            Agreement of East Coast Power L.L.C., dated as of March
                            23, 2001 (Exhibit 3.1 to our Registration Statement on
                            Form S-4 filed August 6, 2001, File No. 333-81601).
          4.A            -- Indenture between East Coast Power L.L.C. and The Bank of
                            New York, as trustee, dated as of April 20, 1999 (Exhibit
                            4.1 to our Registration Statement Form S-4 filed June 25,
                            1999, File No. 333-81601).
          4.A.1          -- Second Amendment to East Coast Power Holding Company
                            Security Agreement effective as of November 16, 2000 made
                            by East Coast Power Holding Company, L.L.C. to The Bank
                            of New York (Exhibit 4.E.1 to our 2001 Form 10-K).
         10.A            -- Amended and Restated Term Loan Agreement dated as of
                            September 15, 1992 between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, N.A., as trustee (Exhibit 10.9 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); First
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated April 30, 1993 (Exhibit 10.10 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); Second
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated as of February 4, 1999 (Exhibit 10.19 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.B            -- Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated as of September 17, 1992 among
                            Cogen Technologies Linden Venture, L.P., Cogen
                            Technologies Linden, Ltd., State Street Bank and Trust
                            Company of Connecticut as Limited Partner and as Lender
                            and Midatlantic National Bank; First Amendment to the
                            Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated April 30, 1993 (Exhibit 10.17 to
                            Cogen Technologies, Inc.'s Registration Statement on Form
                            S-1/A filed August 14, 1998, File No. 333-53533).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.C            -- Assignment and Security Agreement dated February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power funding Corporation and Assignment
                            Agreement dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company of Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.19 to Cogen Technologies, Inc.'s Registration
                            Statement Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.D            -- Collateral Agency Agreement dated as of February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement dated as of September 15, 1992 among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.20 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.E            -- Letter of Credit and Reimbursement Agreement dated as of
                            September 17, 1992 between Cogen Technologies Linden
                            Venture, L.P. and General Electric Capital Corporation
                            (Exhibit 10.27 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed on August 14, 1998, File
                            No. 333-53533).
         10.F            -- Senior Subordinated Credit Agreement dated as of December
                            29, 1999 among East Coast Power L.L.C., Bank of America,
                            N.A., as Initial Lender, and Bank of America, as Agent
                            (Exhibit 10.100 to our 1999 Form 10-K).
         10.G            -- Administrative and Gas Services Support Agreement dated effective as of April 1, 2001, by and between El Paso
                            Merchant Energy, L.P. and East Coast Power L.L.C.
                            (Exhibit 10.5(a) to our Registration Statement Form S-4/A
                            filed August 6, 2001, File No. 333-45124).
         10.H            -- Gas Service Agreement by and among Cogen Technologies
                            Linden Venture, L.P., Public Service Electric and Gas
                            Company and Elizabethtown Gas Company dated July 13, 1990
                            (Exhibit 10.4 to Cogen Technologies, Inc's Registration
                            Statement on Form S-1/A filed October 15, 1999, File No.
                            333-5353).
         10.I            -- Power Purchase Agreement dated as of April 14, 1989 by
                            and between Consolidated Edison of New York, Inc. and
                            Cogen Technologies, Inc. (Exhibit 10.1 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Assignment of
                            Power Purchase Agreement dated as of July 21, 1989 by
                            Cogen Technologies, Inc.'s to Cogen Technologies Linden,
                            Ltd. (Exhibit 10.8(b) to our Registration Statement on
                            Form S-4A filed on October 15, 1999, File No. 333-81601);
                            Assignment of Power Purchase Agreement dated as of
                            December 22, 1989 by Cogen Technologies Linden, Ltd. to
                            Cogen Technologies Linden Venture, L.P. (Exhibit 10.8(c)
                            to our Registration Statement Form S-4/A filed on October
                            15, 1999, File No. 333-81601); First Amendment dated
                            September 17, 1990 to Power Purchase Agreement between
                            Consolidated Edison of New York and Cogen Technologies
                            Linden Venture, L.P. (Exhibit 10.2 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); and Second Amendment dated
                            December 22, 1993 to Power Purchase Agreement (Exhibit
                            10.3 to Cogen Technologies, Inc's Registration Statement
                            on Form S-1 filed May 26, 1998, File No. 333-53533).
         10.J            -- Third Amendment to Power Purchase Agreement dated August
                            1, 1999 by and between Cogen Technologies Linden Venture,
                            L.P. and Consolidated Edison Company of New York, Inc.
                            (Exhibit 10.J to our 2001 Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.K            -- Energy Purchase Agreement dated December 18, 1989 between
                            Camden Cogen, L.P. and Camden Paperboard Corporation
                            (Exhibit 10.35 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed on May 26, 1998, File No.
                            333-53533); and First Amendment dated March 5, 1992 to
                            Energy Purchase Agreement (Exhibit 10.41(b) to our
                            Registration Statement Form S-4/A filed on October 15,
                            1999, File No. 333-81601).
         10.L            -- Camden Power Purchase/Sale Transaction Confirmation
                            between Camden Cogen L.P. and El Paso Merchant Energy
                            L.P. dated as of October 1, 2001 (Exhibit 10.L to our
                            2001 Form 10-K).
         10.M            -- Bayonne Power Purchase/Sale Transaction Confirmation
                            between Cogen Technologies NJ Venture and El Paso
                            Merchant Energy L.P. dated as of October 1, 2001 (Exhibit
                            10.L to our 2001 Form 10-K).
         10.N            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Exxon Corporation for the Sale of Steam dated August
                            1, 1990, as amended and restated by agreement by and
                            between Cogen Technologies Linden Venture, L.P. and
                            Infineum USA L.P. dated as of January 1, 1999 (Exhibit
                            10.12 to our Registration Statement on Form S-4/A filed
                            on October 15, 1999, File No. 333-81601).
         10.O            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Bayway Refining Company for the Sale of Steam
                            effective as of April 8, 1993 (Exhibit 10.13 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.P            -- Agreement for the Sale of Steam and Electricity dated
                            June 13, 1985 between IMTT-Bayonne and Cogen Technologies
                            NJ, Inc.; Amendment to the Agreement for the Sale of
                            Steam dated May 22, 1986 and Consent to Assignment dated
                            December 15, 1988 (Exhibit 10.54 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).
         10.Q            -- Agreement for the Sale of Steam dated as of February 27,
                            1987 between Cogen Technologies NJ Venture and Exxon
                            Company, U.S.A.; Amendment to the Agreement for the Sale
                            of Steam dated August 21, 1988 (Exhibit 10.55 to Cogen
                            Technologies Registration Statement on Form S-1/A filed
                            August 14, 1998, File No. 333-53533).
         10.R            -- Ground Lease Agreement dated as of August 1, 1990 by and between Cogen Technologies Inc., Linden Venture, L.P. and
                            Exxon Corporation (Exhibit 10.7 to Cogen Technologies
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); Amendment of the Ground Lease
                            Agreement dated as of September 27, 1991 (Exhibit
                            10.15(b) to our Registration Statement Form S-4/A filed
                            October 15, 1999, File No. 333-81601);Amendment to the
                            Ground Lease Agreement dated as of July 31, 1992 (Exhibit
                            10.15(c) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); Assignment of
                            Ground Lease Agreement dated as of April 8, 1993 (Exhibit
                            10.15(d) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); and Second
                            Amendment to Ground Lease Agreement dated April 13, 1994
                            (Exhibit 10.15(e) to our Registration Statement Form
                            S-4/A filed October 15, 1999, File No. 333-53533).
         10.S            -- Lease Agreement between Bayonne Industries, Inc.,
                            IMTT-Bayonne and Cogen Technologies NJ Venture dated
                            October 18, 1986 (Exhibit 10.58 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.T            -- Lease Agreement dated as of May 22, 1986, by and among
                            Bayonne Industries, Inc., IMTT-Bayonne and Cogen
                            Technologies NJ, Inc. (Exhibit 10.92 to our Registration
                            Statement on Form S-4/A filed on November 19, 1999, File
                            No. 333-81601).
         10.U            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies Linden Venture, L.P. and General Electric
                            Company dated June 6, 1997 (Exhibit 10.8 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533).
         10.V            -- Operation and Maintenance Agreement by and between Camden
                            Cogen L.P. and General Electric Company dated June 6,
                            1997 (Exhibit 10.45 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed on May 26, 1998,
                            File No. 333-53533).
         10.W            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies NJ Venture and General Electric Company
                            dated June 6, 1997 (Exhibit 10.64 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed on May
                            26, 1998, File No. 333-53533).
         10.X            -- Water Supply Agreement between the City of Bayonne and
                            Cogen Technologies NJ Venture dated June 1, 1998 (Exhibit
                            10.57 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.Y            -- Revised Transmission Service and Interconnection
                            Agreement between Public Service Electric and Gas Company
                            and Cogen Technologies NJ Venture dated April 27, 1987
                            (Exhibit 10.65 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533).
         10.Z            -- Energy Services Agreement dated as of February 14, 2000 between East Coast Power L.L.C., as Seller and Tosco
                            Refining, as Buyer (Exhibit 10.101 to our Registration
                            Statement 1999 Form 10-K).
         10.AA           -- Fixed Price Engineering, Procurement and Construction
                            Agreement between Cogen Technologies Linden Venture, L.P.
                            and National Energy Production Corporation, dated as of
                            June 2, 2000 (Exhibit 10.102 to our Registration
                            Statement on Form S-4/A filed on September 1, 2000, File
                            No. 333-45124).
        *10.AA.1         -- Amendment to Fixed Price Engineering Procurement and
                            Construction Agreement effective as of December 1, 2001.
        *10.BB           -- Camden Power Marketing Agreement dated October 1, 2001
                            between El Paso Merchant Energy, L.P. and Mesquite
                            Investors, L.L.C.
         10.CC           -- Shared Facilities and Coordination Operation Agreement
                            and Indemnity between East Coast Power Holding, L.L.C.
                            and Cogen Technologies Linden Venture, L.P. dated as of
                            June 1, 2000 (Exhibit 10.103 to our Registration
                            Statement Form S-4/A filed on September 1, 2000, File No.
                            333-45124).
         10.DD           -- Guaranty Agreement dated as of June 1, 2000 by East Coast
                            Power L.L.C. in favor of Cogen Technologies Linden
                            Venture, L.P. (Exhibit 10.104 to our Registration
                            Statement Form S-4/A filed on September 1, 2000, File No.
                            333-45124).
         10.EE           -- Camden Capacity Supply Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001 (Exhibit 10.EE to our 2001 Form 10-K).
         10.FF           -- Bayonne Capacity Supply Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy L.P.
                            dated as of October 1, 2001 (Exhibit 10.FF to our 2001
                            Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.GG           -- Letter Agreement between Cogen Technologies NJ Venture
                            and El Paso Merchant Energy, L.P. dated December 17, 2001
                            (Exhibit 10.GG to our 2001 Form 10-K).
         10.HH           -- Bayonne Fuel Management Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy, L.P.
                            dated as of October 1, 2001 (Exhibit 10.HH to our 2001
                            Form 10-K).
         10.II           -- Camden Fuel Management Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001 (Exhibit 10.II to our 2001 Form 10-K).
         10.JJ           -- Third Party Capacity Payments Agreement dated as of April
                            25, 2000 among Cogen Technologies Linden Venture, L.P.,
                            Cogen Technologies Linden, Ltd., State Street Bank And
                            Trust Company Of Connecticut, National Association (not
                            in its individual capacity but solely as Owner Trustee),
                            as Limited Partner; State Street Bank And Trust Company
                            Of Connecticut, National Association (Not In Its
                            Individual Capacity But Solely As Owner Trustee), As
                            Lender, and PNC Bank, N.A., as successor to Midatlantic
                            National Bank, as Security Agent and as Escrow Agent
                            (Exhibit 10.JJ to our 2001 Form 10-K).
        *10.KK           -- Bayonne Plant Holding Limited Liability Company Agreement
                            dated January 6, 2003.
         10.LL           -- Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (Exhibit 10.11 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); First Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated April
                            30, 1993 (Exhibit 10.12 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); and Second Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated as of
                            February 4, 1999 (Exhibit 10.22 to our Registration
                            Statement on Form S-4 filed on October 15, 1999, File No.
                            333-81601).
         10.MM           -- Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd., effective as of June 28, 1989 (Exhibit
                            10.13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); First Amendment dated as of February 14, 1990
                            to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.14 13 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Second Amendment
                            dated as of July 31, 1990 to the Agreement of Limited
                            Partnership of Cogen Technologies Linden, Ltd. (Exhibit
                            10.15 13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); and Third Amendment dated as of February 4,
                            1999 to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.26 to our
                            Registration Statement on Form S-4/A filed on October 15,
                            1999, File No. 333-81601.
         10.NN           -- First Amended and Restated Agreement of Limited
                            Partnership of Cogen Technologies Camden GP Limited
                            Partnership dated as of January 28, 2002 (Exhibit 10.NN
                            to our 2001 Form 10-K).
        *10.OO           -- Camden Plant Holding, L.L.C. Limited Liability Company
                            Agreement dated January 6, 2003.
        *10.PP           -- Bayonne Mutual Release Agreement dated as of October 31,
                            2002 between Cogen Technologies NJ Venture and Jersey
                            Central Power & Light Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.QQ           Assignment Agreement dated December 20, 2002 by and among
                            Power Contract Finance, L.L.C., Cogen Technologies NJ
                            Venture, TEVCO/Mission Bayonne Partnership, CPN Bayonne,
                            L.L.C., East Coast Power Bayonne GP, L.L.C., TM Bayonne,
                            L.L.C., Bergen Point Energy Company, East Coast Power,
                            L.L.C., Bonneville Pacific Corporation and Mesquite
                            Investors, L.L.C.
        *10.RR           Operation and Maintenance Agreement by and between East
                            Coast Power Holding, L.L.C. as Owner and General Electric
                            International, Inc. as Operator dated January 10, 2000
                            (2001).
        *10.SS           Electricity Supply Agreement between East Coast Power
                            Holding, L.L.C. as Seller and Infineum USA L.P. as Buyer
                            and TOSCO Corporation dated as of December 21, 2001.
        *21              -- Subsidiaries of East Coast Power, L.L.C.
        *99.A            -- Certification of Principal Executive Officer pursuant to
                            18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of
                            the Sarbanes-Oxley Act of 2002. A signed original of this
                            written statement required by sec. 906 has been provided
                            to East Coast Power L.L.C. and will be retained by East
                            Coast Power L.L.C. and furnished to the Securities and
                            Exchange Commission or its staff upon request.
        *99.B            -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002. A signed original of this
                            written statement required by sec. 906 has been provided
                            to East Coast Power L.L.C. and will be retained by East
                            Coast Power L.L.C. and furnished to the Securities and
                            Exchange Commission or its staff upon request.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, East Coast Power L.L.C. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of East Coast Power L.L.C. and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                 /s/ ROBERT W. BAKER                   President                        March 28, 2003
-----------------------------------------------------  (Principal Executive Officer)
                   Robert W. Baker

                /s/ JOHN L. HARRISON                   Senior Vice President, Chief     March 28, 2003
-----------------------------------------------------  Financial Officer, Treasurer,
                  John L. Harrison                     and Class A Manager
                                                       (Principal Financial Officer)

                  /s/ BRYAN E. SEAS                    Vice President and Controller    March 28, 2003
-----------------------------------------------------  (Principal Accounting Officer)
                    Bryan E. Seas

                /s/ JOHN J. O'ROURKE                   Vice President, Managing         March 28, 2003
-----------------------------------------------------  Director and Class A Manager
                  John J. O'Rourke

                                 CERTIFICATION

I, Robert W. Baker, certify that:

     1. I have reviewed this annual report on Form 10-K of East Coast Power L.L.C.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ ROBERT W. BAKER
                                          --------------------------------------
                                          Robert W. Baker
                                          President
                                          (Principal Executive Officer)
                                          East Coast Power L.L.C.

                                 CERTIFICATION

I, John L. Harrison, certify that:

     1. I have reviewed this annual report on Form 10-K of East Coast Power L.L.C.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                          John L. Harrison
                                          Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          East Coast Power L.L.C.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.A            -- Transaction Agreement dated December 18, 2000 among East
                            Coast Power Holding Company L.L.C., ECTMI Trutta Holdings
                            LP, Enron Corp., Mesquite Investors, L.L.C. and El Paso
                            Energy Corporation (Exhibit 2.A to our 2001 Form 10-K).
          2.A.1          -- First Amendment to Transaction Agreement dated January
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            TCTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation (Exhibit 2.A.1
                            to our 2001 Form 10-K).
          2.A.2          -- Second Amendment to Transaction Agreement dated February
                            22, 2001 among East Coast Power Holding Company L.L.C.,
                            ECTMI Trutta Holdings L.P., Enron Corp., Mesquite
                            Investors, L.L.C. and El Paso Corporation (Exhibit 2.A.2
                            to our 2001 Form 10-K).
          2.B            -- Purchase and Sale Agreement dated as of November 30, 2001 by and among General Electric Capital Corporation, Camden
                            Cogen L.P. and El Paso Corporation (Exhibit 2.B to our
                            2001 Form 10-K).
          3.A            -- Fourth Amended and Restated Limited Liability Company
                            Agreement of East Coast Power L.L.C., dated as of March
                            23, 2001 (Exhibit 3.1 to our Registration Statement on
                            Form S-4 filed August 6, 2001, File No. 333-81601).
          4.A            -- Indenture between East Coast Power L.L.C. and The Bank of
                            New York, as trustee, dated as of April 20, 1999 (Exhibit
                            4.1 to our Registration Statement Form S-4 filed June 25,
                            1999, File No. 333-81601).
          4.A.1          -- Second Amendment to East Coast Power Holding Company
                            Security Agreement effective as of November 16, 2000 made
                            by East Coast Power Holding Company, L.L.C. to The Bank
                            of New York (Exhibit 4.E.1 to our 2001 Form 10-K).
         10.A            -- Amended and Restated Term Loan Agreement dated as of
                            September 15, 1992 between Cogen Technologies Linden,
                            Ltd. and State Street Bank and Trust Company of
                            Connecticut, N.A., as trustee (Exhibit 10.9 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); First
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated April 30, 1993 (Exhibit 10.10 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533); Second
                            Amendment to the Amended and Restated Term Loan Agreement
                            dated as of February 4, 1999 (Exhibit 10.19 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.B            -- Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated as of September 17, 1992 among
                            Cogen Technologies Linden Venture, L.P., Cogen
                            Technologies Linden, Ltd., State Street Bank and Trust
                            Company of Connecticut as Limited Partner and as Lender
                            and Midatlantic National Bank; First Amendment to the
                            Amended and Restated Security Deposit Agreement and
                            Escrow Agreement dated April 30, 1993 (Exhibit 10.17 to
                            Cogen Technologies, Inc.'s Registration Statement on Form
                            S-1/A filed August 14, 1998, File No. 333-53533).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.C            -- Assignment and Security Agreement dated February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power funding Corporation and Assignment
                            Agreement dated as of September 15, 1992, among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company of Connecticut, National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.19 to Cogen Technologies, Inc.'s Registration
                            Statement Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.D            -- Collateral Agency Agreement dated as of February 15, 1990 between Cogen Technologies Linden, Ltd. and General
                            Electric Power Funding Corporation and Assignment
                            Agreement dated as of September 15, 1992 among General
                            Electric Power Funding Corporation, State Street Bank and
                            Trust Company or Connecticut National Association, as
                            trustee, and Cogen Technologies Linden, Ltd. (Exhibit
                            10.20 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.E            -- Letter of Credit and Reimbursement Agreement dated as of
                            September 17, 1992 between Cogen Technologies Linden
                            Venture, L.P. and General Electric Capital Corporation
                            (Exhibit 10.27 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed on August 14, 1998, File
                            No. 333-53533).
         10.F            -- Senior Subordinated Credit Agreement dated as of December
                            29, 1999 among East Coast Power L.L.C., Bank of America,
                            N.A., as Initial Lender, and Bank of America, as Agent
                            (Exhibit 10.100 to our 1999 Form 10-K).
         10.G            -- Administrative and Gas Services Support Agreement dated effective as of April 1, 2001, by and between El Paso
                            Merchant Energy, L.P. and East Coast Power L.L.C.
                            (Exhibit 10.5(a) to our Registration Statement Form S-4/A
                            filed August 6, 2001, File No. 333-45124).
         10.H            -- Gas Service Agreement by and among Cogen Technologies
                            Linden Venture, L.P., Public Service Electric and Gas
                            Company and Elizabethtown Gas Company dated July 13, 1990
                            (Exhibit 10.4 to Cogen Technologies, Inc's Registration
                            Statement on Form S-1/A filed October 15, 1999, File No.
                            333-5353).
         10.I            -- Power Purchase Agreement dated as of April 14, 1989 by
                            and between Consolidated Edison of New York, Inc. and
                            Cogen Technologies, Inc. (Exhibit 10.1 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Assignment of
                            Power Purchase Agreement dated as of July 21, 1989 by
                            Cogen Technologies, Inc.'s to Cogen Technologies Linden,
                            Ltd. (Exhibit 10.8(b) to our Registration Statement on
                            Form S-4A filed on October 15, 1999, File No. 333-81601);
                            Assignment of Power Purchase Agreement dated as of
                            December 22, 1989 by Cogen Technologies Linden, Ltd. to
                            Cogen Technologies Linden Venture, L.P. (Exhibit 10.8(c)
                            to our Registration Statement Form S-4/A filed on October
                            15, 1999, File No. 333-81601); First Amendment dated
                            September 17, 1990 to Power Purchase Agreement between
                            Consolidated Edison of New York and Cogen Technologies
                            Linden Venture, L.P. (Exhibit 10.2 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); and Second Amendment dated
                            December 22, 1993 to Power Purchase Agreement (Exhibit
                            10.3 to Cogen Technologies, Inc's Registration Statement
                            on Form S-1 filed May 26, 1998, File No. 333-53533).
         10.J            -- Third Amendment to Power Purchase Agreement dated August
                            1, 1999 by and between Cogen Technologies Linden Venture,
                            L.P. and Consolidated Edison Company of New York, Inc.
                            (Exhibit 10.J to our 2001 Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.K            -- Energy Purchase Agreement dated December 18, 1989 between
                            Camden Cogen, L.P. and Camden Paperboard Corporation
                            (Exhibit 10.35 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed on May 26, 1998, File No.
                            333-53533); and First Amendment dated March 5, 1992 to
                            Energy Purchase Agreement (Exhibit 10.41(b) to our
                            Registration Statement Form S-4/A filed on October 15,
                            1999, File No. 333-81601).
         10.L            -- Camden Power Purchase/Sale Transaction Confirmation
                            between Camden Cogen L.P. and El Paso Merchant Energy
                            L.P. dated as of October 1, 2001 (Exhibit 10.L to our
                            2001 Form 10-K).
         10.M            -- Bayonne Power Purchase/Sale Transaction Confirmation
                            between Cogen Technologies NJ Venture and El Paso
                            Merchant Energy L.P. dated as of October 1, 2001 (Exhibit
                            10.L to our 2001 Form 10-K).
         10.N            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Exxon Corporation for the Sale of Steam dated August
                            1, 1990, as amended and restated by agreement by and
                            between Cogen Technologies Linden Venture, L.P. and
                            Infineum USA L.P. dated as of January 1, 1999 (Exhibit
                            10.12 to our Registration Statement on Form S-4/A filed
                            on October 15, 1999, File No. 333-81601).
         10.O            -- Agreement between Cogen Technologies Linden Venture, L.P.
                            and Bayway Refining Company for the Sale of Steam
                            effective as of April 8, 1993 (Exhibit 10.13 to our
                            Registration Statement Form S-4/A filed October 15, 1999,
                            File No. 333-81601).
         10.P            -- Agreement for the Sale of Steam and Electricity dated
                            June 13, 1985 between IMTT-Bayonne and Cogen Technologies
                            NJ, Inc.; Amendment to the Agreement for the Sale of
                            Steam dated May 22, 1986 and Consent to Assignment dated
                            December 15, 1988 (Exhibit 10.54 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).
         10.Q            -- Agreement for the Sale of Steam dated as of February 27,
                            1987 between Cogen Technologies NJ Venture and Exxon
                            Company, U.S.A.; Amendment to the Agreement for the Sale
                            of Steam dated August 21, 1988 (Exhibit 10.55 to Cogen
                            Technologies Registration Statement on Form S-1/A filed
                            August 14, 1998, File No. 333-53533).
         10.R            -- Ground Lease Agreement dated as of August 1, 1990 by and between Cogen Technologies Inc., Linden Venture, L.P. and
                            Exxon Corporation (Exhibit 10.7 to Cogen Technologies
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); Amendment of the Ground Lease
                            Agreement dated as of September 27, 1991 (Exhibit
                            10.15(b) to our Registration Statement Form S-4/A filed
                            October 15, 1999, File No. 333-81601);Amendment to the
                            Ground Lease Agreement dated as of July 31, 1992 (Exhibit
                            10.15(c) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); Assignment of
                            Ground Lease Agreement dated as of April 8, 1993 (Exhibit
                            10.15(d) to our Registration Statement Form S-4/A filed
                            on October 15, 1999, File No. 333-81601); and Second
                            Amendment to Ground Lease Agreement dated April 13, 1994
                            (Exhibit 10.15(e) to our Registration Statement Form
                            S-4/A filed October 15, 1999, File No. 333-53533).
         10.S            -- Lease Agreement between Bayonne Industries, Inc.,
                            IMTT-Bayonne and Cogen Technologies NJ Venture dated
                            October 18, 1986 (Exhibit 10.58 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1/A filed August
                            14, 1998, File No. 333-53533).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.T            -- Lease Agreement dated as of May 22, 1986, by and among
                            Bayonne Industries, Inc., IMTT-Bayonne and Cogen
                            Technologies NJ, Inc. (Exhibit 10.92 to our Registration
                            Statement on Form S-4/A filed on November 19, 1999, File
                            No. 333-81601).
         10.U            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies Linden Venture, L.P. and General Electric
                            Company dated June 6, 1997 (Exhibit 10.8 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed on May 26, 1998, File No. 333-53533).
         10.V            -- Operation and Maintenance Agreement by and between Camden
                            Cogen L.P. and General Electric Company dated June 6,
                            1997 (Exhibit 10.45 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed on May 26, 1998,
                            File No. 333-53533).
         10.W            -- Operation and Maintenance Agreement by and between Cogen
                            Technologies NJ Venture and General Electric Company
                            dated June 6, 1997 (Exhibit 10.64 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed on May
                            26, 1998, File No. 333-53533).
         10.X            -- Water Supply Agreement between the City of Bayonne and
                            Cogen Technologies NJ Venture dated June 1, 1998 (Exhibit
                            10.57 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1/A filed August 14, 1998, File No.
                            333-53533).
         10.Y            -- Revised Transmission Service and Interconnection
                            Agreement between Public Service Electric and Gas Company
                            and Cogen Technologies NJ Venture dated April 27, 1987
                            (Exhibit 10.65 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533).
         10.Z            -- Energy Services Agreement dated as of February 14, 2000 between East Coast Power L.L.C., as Seller and Tosco
                            Refining, as Buyer (Exhibit 10.101 to our Registration
                            Statement 1999 Form 10-K).
         10.AA           -- Fixed Price Engineering, Procurement and Construction
                            Agreement between Cogen Technologies Linden Venture, L.P.
                            and National Energy Production Corporation, dated as of
                            June 2, 2000 (Exhibit 10.102 to our Registration
                            Statement on Form S-4/A filed on September 1, 2000, File
                            No. 333-45124).
        *10.AA.1         -- Amendment to Fixed Price Engineering Procurement and
                            Construction Agreement effective as of December 1, 2001.
        *10.BB           -- Camden Power Marketing Agreement dated October 1, 2001
                            between El Paso Merchant Energy, L.P. and Mesquite
                            Investors, L.L.C.
         10.CC           -- Shared Facilities and Coordination Operation Agreement
                            and Indemnity between East Coast Power Holding, L.L.C.
                            and Cogen Technologies Linden Venture, L.P. dated as of
                            June 1, 2000 (Exhibit 10.103 to our Registration
                            Statement Form S-4/A filed on September 1, 2000, File No.
                            333-45124).
         10.DD           -- Guaranty Agreement dated as of June 1, 2000 by East Coast
                            Power L.L.C. in favor of Cogen Technologies Linden
                            Venture, L.P. (Exhibit 10.104 to our Registration
                            Statement Form S-4/A filed on September 1, 2000, File No.
                            333-45124).
         10.EE           -- Camden Capacity Supply Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001 (Exhibit 10.EE to our 2001 Form 10-K).
         10.FF           -- Bayonne Capacity Supply Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy L.P.
                            dated as of October 1, 2001 (Exhibit 10.FF to our 2001
                            Form 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.GG           -- Letter Agreement between Cogen Technologies NJ Venture
                            and El Paso Merchant Energy, L.P. dated December 17, 2001
                            (Exhibit 10.GG to our 2001 Form 10-K).
         10.HH           -- Bayonne Fuel Management Agreement between Cogen
                            Technologies NJ Venture and El Paso Merchant Energy, L.P.
                            dated as of October 1, 2001 (Exhibit 10.HH to our 2001
                            Form 10-K).
         10.II           -- Camden Fuel Management Agreement between Camden Cogen
                            L.P. and El Paso Merchant Energy, L.P. dated as of
                            October 1, 2001 (Exhibit 10.II to our 2001 Form 10-K).
         10.JJ           -- Third Party Capacity Payments Agreement dated as of April
                            25, 2000 among Cogen Technologies Linden Venture, L.P.,
                            Cogen Technologies Linden, Ltd., State Street Bank And
                            Trust Company Of Connecticut, National Association (not
                            in its individual capacity but solely as Owner Trustee),
                            as Limited Partner; State Street Bank And Trust Company
                            Of Connecticut, National Association (Not In Its
                            Individual Capacity But Solely As Owner Trustee), As
                            Lender, and PNC Bank, N.A., as successor to Midatlantic
                            National Bank, as Security Agent and as Escrow Agent
                            (Exhibit 10.JJ to our 2001 Form 10-K).
        *10.KK           -- Bayonne Plant Holding Limited Liability Company Agreement
                            dated January 6, 2003.
         10.LL           -- Amended and Restated Agreement of Limited Partnership of
                            Cogen Technologies Linden Venture, L.P., dated as of
                            September 15, 1992 (Exhibit 10.11 to Cogen Technologies,
                            Inc.'s Registration Statement on Form S-1 filed May 26,
                            1998, File No. 333-53533); First Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated April
                            30, 1993 (Exhibit 10.12 to Cogen Technologies, Inc.'s
                            Registration Statement on Form S-1 filed May 26, 1998,
                            File No. 333-53533); and Second Amendment to the Amended
                            and Restated Agreement of Limited Partnership dated as of
                            February 4, 1999 (Exhibit 10.22 to our Registration
                            Statement on Form S-4 filed on October 15, 1999, File No.
                            333-81601).
         10.MM           -- Agreement of Limited Partnership of Cogen Technologies
                            Linden, Ltd., effective as of June 28, 1989 (Exhibit
                            10.13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); First Amendment dated as of February 14, 1990
                            to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.14 13 to Cogen
                            Technologies, Inc.'s Registration Statement on Form S-1
                            filed May 26, 1998, File No. 333-53533); Second Amendment
                            dated as of July 31, 1990 to the Agreement of Limited
                            Partnership of Cogen Technologies Linden, Ltd. (Exhibit
                            10.15 13 to Cogen Technologies, Inc.'s Registration
                            Statement on Form S-1 filed May 26, 1998, File No.
                            333-53533); and Third Amendment dated as of February 4,
                            1999 to the Agreement of Limited Partnership of Cogen
                            Technologies Linden, Ltd. (Exhibit 10.26 to our
                            Registration Statement on Form S-4/A filed on October 15,
                            1999, File No. 333-81601.
         10.NN           -- First Amended and Restated Agreement of Limited
                            Partnership of Cogen Technologies Camden GP Limited
                            Partnership dated as of January 28, 2002 (Exhibit 10.NN
                            to our 2001 Form 10-K).
        *10.OO           -- Camden Plant Holding, L.L.C. Limited Liability Company
                            Agreement dated January 6, 2003.
        *10.PP           -- Bayonne Mutual Release Agreement dated as of October 31,
                            2002 between Cogen Technologies NJ Venture and Jersey
                            Central Power & Light Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.QQ           Assignment Agreement dated December 20, 2002 by and among
                            Power Contract Finance, L.L.C., Cogen Technologies NJ
                            Venture, TEVCO/Mission Bayonne Partnership, CPN Bayonne,
                            L.L.C., East Coast Power Bayonne GP, L.L.C., TM Bayonne,
                            L.L.C., Bergen Point Energy Company, East Coast Power,
                            L.L.C., Bonneville Pacific Corporation and Mesquite
                            Investors, L.L.C.
        *10.RR           Operation and Maintenance Agreement by and between East
                            Coast Power Holding, L.L.C. as Owner and General Electric
                            International, Inc. as Operator dated January 10, 2000
                            (2001).
        *10.SS           Electricity Supply Agreement between East Coast Power
                            Holding, L.L.C. as Seller and Infineum USA L.P. as Buyer
                            and TOSCO Corporation dated as of December 21, 2001.
        *21              -- Subsidiaries of East Coast Power, L.L.C.
        *99.A            -- Certification of Principal Executive Officer pursuant to
                            18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of
                            the Sarbanes-Oxley Act of 2002. A signed original of this
                            written statement required by sec. 906 has been provided
                            to East Coast Power L.L.C. and will be retained by East
                            Coast Power L.L.C. and furnished to the Securities and
                            Exchange Commission or its staff upon request.
        *99.B            -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002. A signed original of this
                            written statement required by sec. 906 has been provided
                            to East Coast Power L.L.C. and will be retained by East
                            Coast Power L.L.C. and furnished to the Securities and
                            Exchange Commission or its staff upon request.